Form 10-Q
period 2023-06-30
Fortrea Holdings Inc.
filed 2023-08-14
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-41704
FORTREA HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	92-2796441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Moore Drive Durham, North Carolina	27709
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (480)-295-7600

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FTRE	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

INDEX
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 88.8 million shares of common stock as of August 11, 2023.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$114.3	$112.0
Accounts receivable and unbilled services, net	1,014.7	1,022.2
Prepaid expenses and other	102.5	112.7
Total current assets	1,231.5	1,246.9
Property, plant and equipment, net	212.3	164.9
Goodwill, net	2,025.2	1,997.3
Intangible assets, net	801.5	823.3
Deferred income taxes	2.0	1.2
Other assets, net	83.7	54.3
Total assets	$4,356.2	$4,287.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105.3	$81.5
Accrued expenses and other current liabilities	336.2	322.7
Unearned revenue	264.3	271.5
Short-term borrowings	26.1	—
Short-term operating lease liabilities	20.2	23.3
Total current liabilities	752.1	699.0
Long-term debt, less current portion	1,578.9	—
Operating lease liabilities	52.9	40.1
Deferred income taxes and other tax liabilities	184.2	184.5
Other liabilities	37.0	21.7
Total liabilities	$2,605.1	$945.3
Commitments and contingent liabilities (Note 6)
Equity
Former parent investment	—	3,618.6
Common stock, 88.8 and 0.0 shares outstanding at June 30, 2023 and December 31, 2022, respectively	0.1	—
Additional paid-in capital	1,976.5	—
Accumulated other comprehensive loss	(225.5)	(276.0)
Total equity	1,751.1	3,342.6
Total liabilities and equity	$4,356.2	$4,287.9
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$793.0	$793.1	$1,557.2	$1,572.1
Costs and expenses:
Direct costs, exclusive of depreciation and amortization (including costs incurred from related parties of $27.0, $23.9, $48.8 and $44.1 during the three and six months ended June 30, 2023 and 2022, respectively)	649.4	614.3	1,285.6	1,252.8
Selling, general and administrative expenses, exclusive of depreciation and amortization	80.8	71.2	158.8	145.8
Depreciation and amortization	25.1	23.4	47.9	47.0
Restructuring and other charges	3.9	13.0	5.1	22.6
Total costs and expenses	759.2	721.9	1,497.4	1,468.2
Operating income (loss)	33.8	71.2	59.8	103.9
Other income (expense):
Interest expense	(0.7)	—	(0.7)	—
Foreign exchange gain (loss)	5.4	12.0	(0.1)	16.3
Other, net	0.4	0.4	1.0	0.9
Net income before income taxes	38.9	83.6	60.0	121.1
Provision for income taxes	10.6	17.2	14.3	22.2
Net income	$28.3	$66.4	$45.7	$98.9

Earnings per common share
Basic and diluted	$0.32	$0.75	$0.51	$1.11
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$28.3	$66.4	$45.7	$98.9
Foreign currency translation adjustments	29.5	(85.6)	48.4	(120.2)
Net benefit plan adjustments	2.1	—	2.1	—
Comprehensive income (loss)	$59.9	$(19.2)	$96.2	$(21.3)
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	—	$—	$—	$3,618.6	$(276.0)	$3,342.6
Net income	—	—	—	17.4	—	17.4
Other comprehensive income (loss), net of tax	—	—	—	—	18.9	18.9
Net transfers from Parent	—	—	—	26.6	—	26.6
Balance at March 31, 2023	—	$—	$—	$3,662.6	$(257.1)	$3,405.5
Net income	—	—	—	28.3		28.3
Other comprehensive income (loss), net of tax	—	—	—	—	31.6	31.6
Special payment to Former Parent	—	—	—	(1,595.0)	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(119.4)	—	(119.4)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,976.5	(1,976.5)	—	—
Issuance of common stock	88.8	0.1	—	—	—	0.1
Balance at June 30, 2023	88.8	$0.1	$1,976.5	$—	$(225.5)	$1,751.1

Balance at December 31, 2021	—	$—	$—	$3,409.0	$(148.4)	$3,260.6
Net income	—	—	—	32.5	—	32.5
Other comprehensive income (loss), net of tax	—	—	—	—	(34.6)	(34.6)
Net transfers from Parent	—	—	—	88.6	—	88.6
Balance at March 31, 2022	—	—	—	3,530.1	(183.0)	3,347.1
Net income	—	—	—	66.4	—	66.4
Other comprehensive income ( loss), net of tax	—	—	—	—	(85.6)	(85.6)
Net transfers to Parent	—	—	—	(29.3)	—	(29.3)
Balance at June 30, 2022	—	$—	$—	$3,567.2	$(268.6)	$3,298.6
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45.7	$98.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	47.9	47.0
Stock compensation	16.1	13.2
Operating lease right-of-use asset expense	14.3	10.9
Deferred income taxes	(3.9)	(6.8)
Other, net	6.5	3.3
(Increase) decrease in accounts receivable and unbilled services, net	7.8	(85.3)
Increase in prepaid expenses and other	(16.0)	(8.9)
Increase in accounts payable	23.7	20.5
Decrease in unearned revenue	(7.7)	(35.8)
Increase (decrease) in accrued expenses and other	19.8	(78.7)
Net cash provided by (used for) operating activities	154.2	(21.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.8)	(19.0)
Proceeds from sale of assets	0.3	0.3
Net cash used for investing activities	(25.5)	(18.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loans	1,061.4	—
Proceeds from issuance of senior notes	570.0	—
Debt issuance costs	(26.4)	—
Special payment to Former Parent	(1,595.0)	—
Net transfers (to) from Former Parent	(136.7)	46.1
Net cash (used for) provided by financing activities	(126.7)	46.1
Effect of exchange rate changes on cash and cash equivalents	0.3	(4.8)
Net increase in cash and cash equivalents	2.3	0.9
Cash and cash equivalents at beginning of period	112.0	94.6
Cash and cash equivalents at end of period	$114.3	$95.5
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Background
Fortrea Holdings Inc. ("Fortrea"), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development services, patient access solutions and other enabling services to pharmaceutical, biotechnology and medical device customers.
On July 28, 2022, Laboratory Corporation of America Holdings (“Labcorp” or “Former Parent”) announced that its Board of Directors had authorized Labcorp to pursue a spin of its wholly owned Clinical Development and Commercialization Services business (“CDCS” the “Business”, the “Company”) to Labcorp’s shareholders. The CDCS business was transferred to Fortrea and its shares distributed to Labcorp stockholders.
On June 30, 2023, Labcorp completed the spin-off (the “Spin” or the “Separation”) of Fortrea Holdings Inc. ("Fortrea" or the "Company") through a pro-rata distribution of one share of Fortrea common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. Fortrea began to trade as a separate public company (NASDAQ: FTRE) on July 3, 2023.
Agreements with Labcorp
The Company entered into several agreements with Labcorp that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and the Transition Services Agreement, which are described in the Company’s Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Transition Services Agreement, the Company and Labcorp agreed to provide each other certain transitional services. The services and assets to be provided to Fortrea by Labcorp support the Company’s enterprise functions, most notably IT applications, network and security support and hosting as well as finance, human resources, marketing and other administrative support.
Description of Business
Fortrea is a leading global CRO providing clinical development and patient access solutions to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider, and Hybrid structures. The Company believes it is well positioned to leverage its global scale, access to clinical data-driven insights, industry network, and decades of experience to bring customers tailored solutions. Fortrea intends to capitalize on the global demand for clinical development services across a diverse set of more than 20 therapeutic areas.
The team of approximately 19,000 employees conducts operations in more than 90 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology, differentiated technology enabled trial solutions and post-approval services for our customers. The Company’s offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product and medical device development process. Additionally, Fortrea successfully utilizes enabling technologies to optimize processes and evolve with a dynamic marketplace.
The Company manages its business in two reportable segments - Clinical Services and Enabling Services. The Clinical Services segment provides services across the clinical pharmacology and clinical development spectrum. The Enabling Services segment provides patient access and clinical trial technology solutions to customers that streamline complex randomization and optimize the trial drug supply process, while minimizing operational costs and supporting timely and accurate patient dosing. For further financial information about these, see Note 12, Business Segment Information to the condensed consolidated and combined financial statements.
The Company has established access to all key markets worldwide through a strategic footprint of primary office locations in five countries worldwide (the United States, the United Kingdom, China, India and Singapore) with field operations in other jurisdictions.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Basis of Financial Statement Presentation
Fortrea has historically existed and functioned as part of the consolidated business of Labcorp. The Company’s financial statements for periods through the Spin reflect the historical financial position, results of operations and cash flows of the Company, for the periods presented, prepared on a “carve-out” basis and have been derived from the condensed consolidated financial statements and accounting records of Labcorp using the historical results of operations and historical basis of assets and liabilities of the Company and reflect Labcorp’s net investment in the Company. The Company’s balance sheet as of June 30, 2023 is a consolidated balance sheet based on the financial position of Fortrea as a standalone company. Accordingly, the second quarter of 2023 includes condensed consolidated and combined financial statements, whereas all prior periods included combined financial statements. The Company’s unaudited condensed consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
The Company’s condensed consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated and combined financial statements do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the periods presented.
The accompanying condensed consolidated and combined financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated and combined balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated and combined financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s fiscal year 2022 reporting included within the Form 10. Therefore, these interim statements should be read in conjunction with the combined financial statements and notes thereto contained in the Form 10.
The condensed combined statements of operations include all revenues and costs directly attributable to our business. The condensed combined statements of operations also include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to Fortrea. These centralized functions and programs include, but are not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation.
These expenses were allocated to Fortrea based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or other reasonable driver, as applicable. Fortrea considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, Fortrea during the periods presented. However, the allocations may not reflect the expenses Fortrea would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if Fortrea had been a standalone company would depend on a number of factors, including, but not limited to, the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. For a period following the Spin some of these functions are provided by Labcorp as discussed within the Agreements with Labcorp section above.
Labcorp utilizes a centralized approach to cash management and financing of its operations. The cash and cash equivalents held by Labcorp at the corporate level are not specifically identifiable to Fortrea and therefore have not been reflected in the Company’s condensed combined balance sheet as of December 31, 2022. Cash and cash equivalents in the condensed consolidated and combined balance sheets represent cash and cash equivalents held by the Company.
As of December 31, 2022, the condensed combined financial statements include certain assets and liabilities that have historically been held at the Labcorp corporate level but are specifically identifiable or otherwise

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
attributable to Fortrea. Labcorp’s third-party long-term debt and the related interest expense have not been allocated to Fortrea for any of the periods presented because Fortrea was not the legal obligor of such debt.
As of December 31, 2022, a Former Parent investment is shown in lieu of common stock and retained earnings accounts in the condensed combined financial statements. The total net effect of the settlement of the transactions between the Company and Labcorp, exclusive of those historically settled in cash, is reflected in the condensed combined statements of cash flows in cash flows from financing activities as net transfers (to) from Former Parent and in the condensed consolidated and combined balance sheets as Former Parent investment.
All intercompany transactions within the Company have been eliminated. All transactions between the Company and Former Parent have been included in these condensed consolidated and combined financial statements. For those transactions between the Company and Former Parent that were historically settled in cash, the Company has reflected such balances in the condensed consolidated and combined balance sheets as due from related parties or due to related parties. The Former Parent investment and all due from or due to Former Parent were settled at the time of the Spin. Refer to Note 10, Transactions with Former Parent for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled services.
The Company maintains cash and cash equivalents with various major financial institutions. These financial institutions are generally highly rated and geographically dispersed. The Company evaluates the relative credit standing of these financial institutions and has not sustained credit losses from instruments held at financial institutions.
Substantially all the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of June 30, 2023, no customer accounted for more than 10% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2022, one pharmaceutical company accounted for approximately 10.5% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months and six months ended June 30, 2023 and 2022, no customer accounted for more than 10% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers, as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.

2.    REVENUES
The Company’s revenues by segment and geography for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Clinical Services	$371.3	$200.4	$154.4	$726.1	$353.4	$224.2	$145.7	$723.3
Enabling Services	66.5	—	0.4	66.9	69.2	—	0.6	69.8
Total	$437.8	$200.4	$154.8	$793.0	$422.6	$224.2	$146.3	$793.1

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Clinical Services	$723.2	$396.4	$298.5	$1,418.1	$691.7	$446.6	$292.1	$1,430.4
Enabling Services	138.5	—	0.6	139.1	140.6	—	1.1	141.7
Total	$861.7	$396.4	$299.1	$1,557.2	$832.3	$446.6	$293.2	$1,572.1

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	June 30, 2023	December 31, 2022
Sales commission assets	$19.3	$18.6
Deferred contract costs	13.8	14.8
Total	$33.1	$33.4
Amortization related to sales commission assets for the three months ended June 30, 2023 and 2022 was $3.4 and $3.1, respectively, and for the six months ended June 30, 2023 and 2022 was $7.9 and $6.5, respectively. Amortization related to deferred contract costs for the three months ended June 30, 2023 and 2022 was $2.3 and $2.9, respectively, and for the six months ended June 30, 2023 and 2022 was $4.7 and $6.0, respectively. The Company does not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	June 30, 2023	December 31, 2022
Accounts receivable	$427.9	$449.2
Gross unbilled services	612.6	585.7
Less: Allowance for credit losses	(25.8)	(12.7)
Total	$1,014.7	$1,022.2

Unearned revenue	$264.3	$271.5
Revenue recognized during the period included in the unearned revenue balance at the beginning of the period was $157.3 and $176.9 for the six months ended June 30, 2023 and 2022, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the six months ended June 30, 2023 is as follows:

Accounts Receivable
Allowance for credit losses as of December 31, 2022	$12.7
Credit loss expense	16.8
Write-offs	(3.7)
Allowance for credit losses as of June 30, 2023	$25.8
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies. The amount of existing performance obligations under such long-term contracts unsatisfied was $4,332.9 as of June 30, 2023. The Company expects to recognize approximately 30% of the existing performance obligations as of June 30, 2023 as revenue over

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
the next 12 months and the remaining balance thereafter. The Company's long-term contracts generally range from one to eight years.
The Company applies the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue of $(22.0) and $37.0 was recognized during the three months ended June 30, 2023 and 2022, respectively, and revenues of $(32.9) and $67.9 were recognized during the six months ended June 30, 2023 and 2022, respectively, from performance obligations that were partially satisfied in a previous period. For the three and six months ended June 30, 2023 and 2022, such amounts were primarily related to changes in scope and, to a much lesser extent, changes in estimates.
Accounts Receivable Purchase Program
On June 23, 2023, Fortrea entered into an accounts receivable purchase program (“ARPP”) with a financial institution (the "Financial Institution"). The ARPP establishes a receivables factoring facility whereby the Company may sell up to $80.0 in customer receivables based on the availability of certain eligible receivables and the satisfaction of certain conditions. Under the facility, the Company may sell eligible receivables and retains no interest in the transferred receivables other than collection and administrative functions for the Financial Institution.
The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company continues to service, administer and collect the receivables on behalf of the Financial Institution and does not receive a servicing fee as part of the arrangement. On June 28, 2023, $17.5 of receivables were sold with net proceeds of $17.3.

3.    EARNINGS PER SHARE
On June 30, 2023, the Separation from Labcorp was effected through a pro-rata distribution of one share of the Company's common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. As a result, on June 30, 2023, the Company had 88.8 shares of common stock outstanding. This share amount is being utilized for the calculation of basic earnings per share for all periods presented through the Separation date. As of the Separation date, actual outstanding shares are used to calculate basic weighted average common shares outstanding. Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. As of June 30, 2023, there are no dilutive instruments.
The following tables provide basic and diluted earnings per share.

	Three Months Ended June 30,
	2023			2022
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings per share:
Net earnings	$28.3	88.8	$0.32	$66.4	88.8	$0.75

	Six Months Ended June 30,
	2023			2022
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings per share:
Net earnings	$45.7	88.8	$0.51	$98.9	88.8	$1.11

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
4.    GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill and intangible assets are the result of historical acquisitions; primarily the acquisition of Covance in 2015 by Labcorp. Subsequent acquisitions of businesses were allocated to the CDCS business of Fortrea based on the inclusion of the business activities using valuations at the time of acquisition.
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 and 2022 are as follows:

	Clinical Services		Enabling Services		Total
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance as of December 31	$1,707.4	$1,791.0	$289.9	$289.9	$1,997.3	$2,080.9
Goodwill acquired during the period	—	—	—	—	—	—
Foreign currency impact	27.9	(79.9)	—	—	27.9	(79.9)
Balance as of June 30	$1,735.3	$1,711.1	$289.9	$289.9	$2,025.2	$2,001.0
The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable and appropriate, the Company’s business could be impacted by unfavorable changes, including those that impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions; primarily a worsening economic environment and protracted economic downturn and related impacts, including delays in revenue from new customers; increases in customer termination activity; or increases in operating costs.
Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.
The Company will continue to monitor the financial performance of and assumptions for its reporting units. A significant increase in the discount rate, decrease in the revenue and terminal growth rates, decreased operating margin or substantial reductions in end markets and volume assumptions could have a negative impact on the estimated fair value of the reporting units. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's consolidated financial position and results of operations.
The components of identifiable intangible assets are as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,206.9	$(412.2)	$794.7	$1,191.1	$(376.7)	$814.4
Technology	53.7	(49.1)	4.6	53.7	(47.8)	5.9
Other	13.3	(11.1)	2.2	13.3	(10.3)	3.0
Total	$1,273.9	$(472.4)	$801.5	$1,258.1	$(434.8)	$823.3
Amortization of intangible assets for the three and six months ended June 30, 2023 was $16.0 and $31.9, respectively. For the three and six months ended June 30, 2022, amortization was $16.6 and $33.5, respectively. Amortization expense of intangible assets is estimated to be $32.1 for the remainder of 2023, $63.8 in 2024, $60.9 in 2025, $60.1 in 2026, $60.1 in 2027 and $524.5 thereafter.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
5.    DEBT
In connection with the Spin, Fortrea incurred indebtedness in an aggregate principal amount of approximately $1,640.0, which consisted of borrowings under senior secured term loan facilities and senior secured notes. Fortrea also entered into a $450.0 senior secured revolving credit facility. Fortrea used the proceeds from these debt transactions to make a cash distribution to Labcorp as consideration for the assets that were contributed to the Company in connection with the Spin.
The current portion of long-term debt at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Current portion of senior secured term loan A facility due 2028	$25.0	$—
Current portion of senior secured term loan B facility due 2030	5.7	—
Debt issuance discount and fees	(4.6)	—
Total short-term borrowings and current portion of long-term debt	$26.1	$—
Long-term debt at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
7.5% senior notes due 2030	$570.0	$—
Senior secured term loan A due 2028	475.0	—
Senior secured term loan B due 2030	564.3	—
Debt issuance discount and fees	(30.4)	—
Total long-term debt	$1,578.9	$—
Senior Notes
On June 27, 2023, the Company issued $570.0 aggregate principal amount of 7.50% senior notes due 2030 (the “Notes"). Interest on these notes is payable semi-annually on January 1 and July 1 of each year. Net proceeds from the offering of the Notes were $560.2 after deducting expenses of the offering.
Credit Facilities
On June 30, 2023, Fortrea entered into a credit agreement (the “Credit Agreement”) providing for (i) a senior secured revolving credit facility in the principal amount of up to $450.0; (ii) a five-year $500.0 first lien senior secured term A loan facility; and (iii) a seven-year $570.0 first lien senior secured term B loan facility. The initial revolving facility includes a $75.0 swingline sub-facility and a $75.0 letter of credit sub-facility.
The Company drew on the term A and term B loans on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of June 30, 2023, the effective interest rate on the term A loan and term B loan was 7.49% and 8.99%, respectively.
The revolving credit facility is permitted to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company's current revolving credit facility as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the effective interest rate on the revolving credit facility, assuming a standard three month borrowing, was 7.49%. There is a commitment fee associated with the revolving credit facility of 0.35% (per annum and paid quarterly) and an annual $0.1 agency fee (paid in quarterly installments). The credit facility expires on June 30, 2028.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain leverage and interest coverage ratios. The Company was in compliance with all covenants in the revolving credit facility at June 30, 2023.
There were no outstanding letters of credit under the Credit Agreement as of June 30, 2023.

6.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The Company does not believe that any liabilities related to such claims and legal actions will have a material effect on its financial condition, results of operations or cash flows.
The Company believes that it is in compliance in all material respects with all statutes, regulations, and other requirements applicable to its drug development support services. The drug development industry is, however, subject to extensive regulation, and the courts have not interpreted many of the applicable statutes and regulations. Therefore, the applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, the loss of various licenses, certificates and authorizations, and/or additional liabilities from third-party claims.
Fortrea obtains insurance coverage for certain catastrophic exposures as well as those risks required to be insured by law or contract. The Company is covered by those policies but is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers' compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of June 30, 2023 and December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Three months ended June 30, 2023
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$(248.3)	$(8.8)	$(257.1)
Current quarter adjustments	29.5	—	29.5
Tax effect of adjustments	—	—	—
Transfer from Former Parent	—	2.1	2.1
Balance at June 30, 2023	$(218.8)	$(6.7)	$(225.5)

	Three months ended June 30, 2022
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$(174.8)	$(8.2)	$(183.0)
Current quarter adjustments	(85.6)	—	(85.6)
Tax effect of adjustments	—	—	—
Balance at June 30, 2022	$(260.4)	$(8.2)	$(268.6)

	Six months ended June 30, 2023
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(267.2)	$(8.8)	$(276.0)
Current year adjustments	48.4	—	48.4
Tax effect of adjustments	—	—	—
Transfer from Former Parent	—	2.1	2.1
Balance at June 30, 2023	$(218.8)	$(6.7)	$(225.5)

	Six months ended June 30, 2022
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(140.2)	$(8.2)	$(148.4)
Current year adjustments	(120.2)	—	(120.2)
Tax effect of adjustments	—	—	—
Balance at June 30, 2022	$(260.4)	$(8.2)	$(268.6)
8.    INCOME TAXES
Prior to the Separation, our operations were historically included in Labcorp’s U.S. combined federal and certain state and local and foreign income tax returns. The income tax provision included in these combined financial statements has been calculated using the separate return basis as if the Company had filed separate tax returns. The Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable. The Company’s tax results, as presented in the combined financial statements, do not necessarily reflect what the financial position results of operations and cash flows would have been had it operated as a standalone company during the periods presented. For the periods prior to the Separation, the income

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
tax expense and deferred tax balances that are presented in these financial statements were calculated on a carve-out basis, which applied the accounting guidance as if the Company filed its own tax returns in each jurisdiction and included tax losses and tax credits that may not reflect tax positions taken by Labcorp.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate (“AETR method”) and apply that forecasted tax rate to year-to-date income for each interim period. However, the AETR method resulted in an unreliable estimate of the Company’s annual effective tax rate due to changes in the Company’s post spin-off operational forecast as well as the impact of certain components of the forecast which are not inherent in the Company’s results of operations for the six months ended June 30, 2023 as determined on a carve-out basis. Therefore, the Company recorded its interim income tax provision through June 30, 2023 using the discrete method, as allowed under ASC 740-270, Income Taxes – Interim Reporting. Using the discrete method, the Company determined income tax expense as if the six months ended June 30, 2023 were an annual period.
For the three months ended June 30, 2023, the Company’s effective tax rate was 27.2% compared to 20.6% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was higher than the Company’s statutory tax rate primarily due to earnings mix and foreign withholding taxes, partially offset by U.S. taxes on foreign earnings. The effective tax rate for the three months ended June 30, 2022 was lower than the Company’s statutory tax rate primarily due to U.S. taxes on foreign earnings and domestic tax credits, partially offset by state taxes.
The effective income tax rate for the six months ended June 30, 2023 was 23.8% compared to 18.3% for the six months ended June 30,2022. The effective tax rate for the six months ended June 30, 2023 was higher than the statutory tax rate primarily due to earnings mix and foreign withholding taxes, partially offset by U.S. taxes on foreign earnings. The effective tax rate for the six months ended June 30, 2022 was lower than the statutory tax rate primarily due to U.S. taxes on foreign earnings and domestic tax credits, partially offset by state taxes.
The Company will file a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company has not filed its initial consolidated U.S. federal income tax return and therefore there are no open IRS examinations. However, the Company is currently subject to examination by various U.S. state and international tax authorities where existing legal entities were transferred to the Company as part of the Separation. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. Management does not anticipate that ongoing audits or negotiations will conclude during the next 12 months.
During the six months ended June 2023, the amount of net unrecognized tax positions decreased by $0.4. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $1.0.

9.    STOCK COMPENSATION PLANS
Prior to the Separation, certain Company employees were covered by the Former Parent-sponsored stock compensation arrangements. The stock compensation expense for the period prior to the Separation has been derived from the equity awards granted by Labcorp to the Company’s employees who are specifically identified in the plans, as well as an allocation of expense related to corporate employees of Labcorp. The Former Parent-sponsored stock compensation arrangements are approved under the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (the Labcorp Plan). In June of 2023, Fortrea’s Board of Directors approved Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan (the Plans) and the current Board of Directors of Fortrea ratified the Plans by a unanimous written consent dated July 3, 2023.
As of June 30, 2023, 11.0 and 1.8 shares were authorized for future grants under Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan, respectively. On July 18, 2023, all Labcorp equity incentive awards held by Fortrea employees that were outstanding on the distribution date were converted to 2.6 shares of Fortrea restricted stock units. Unamortized expense for these awards was approximately $72.1 million at the separation date and will be amortized over the remaining vesting periods of the awards.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
10.    TRANSACTIONS WITH FORMER PARENT
Prior to the Separation, the condensed consolidated and combined financial statements were prepared on a standalone basis and were derived from the condensed consolidated financial statements and accounting records of Labcorp. The following discussion summarizes activity between the Company and Labcorp.
Allocation of General Corporate and Other Expenses
The condensed consolidated and combined statements of operations include expenses for certain centralized functions and other programs provided and administered by Labcorp that are charged directly to the Company. In addition, for purposes of preparing these condensed consolidated and combined financial statements on a carve-out basis, a portion of Labcorp’s total corporate expenses has been allocated to the Company. See Note 1, Basis of Financial Statement Presentation for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.
The following table is a summary of corporate and other allocations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct costs	$45.4	$40.1	$86.6	$81.5
Selling, general and administrative expenses	55.3	51.5	105.0	105.3
Restructuring and other charges	0.1	—	0.2	0.6
Foreign exchange gain (loss)	3.2	6.9	2.2	7.9
Corporate and other allocations	$104.0	$98.5	$194.0	$195.3
Included in the aforementioned amounts are $74.2 and $67.1 related to costs for certain centralized functions and programs provided and administered by Labcorp that are charged directly to the Company for the three months ended June 30, 2023 and 2022, respectively, and $147.6 and $142.8 for the six months ended June 30, 2023 and 2022, respectively. In addition, a portion of Labcorp’s total corporate expenses has been allocated to the Company for services from Labcorp. These costs were $29.8 and $31.4 for the three months ended June 30, 2023 and 2022, respectively, and $46.4 and $52.5 for the six months ended June 30, 2023 and 2022, respectively. The allocations of foreign exchange gain (loss) represent the allocation of the results of hedging activities performed by Labcorp on behalf of the Company.
The Company has arrangements with third parties where the services are subcontracted to Labcorp (and its affiliates that were not part of the transaction). The Company’s direct costs include services purchased from Labcorp for commercial contracts totaling $27.0 and $23.9 for the three months ended June 30, 2023 and 2022, respectively, and $48.8 and $44.1 for the six months ended June 30, 2023 and 2022, respectively.
Hedging Activities
As of June 30, 2023, the Company had not entered into any derivative contracts with external counterparties. However, foreign currency forward contracts with external counterparties are utilized to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. Earnings related to these contracts were included in the condensed consolidated and combined statements of operations as part of corporate allocations.
In August 2023, the Company executed two interest rate swaps on its $500.0 term A loan with an aggregate notional amount of $150.0.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Net Transfers To and From Labcorp
Net transfers to and from Labcorp are included within Former Parent company investment on the condensed consolidated and combined statements of changes in equity. The components of the transfers to and from Labcorp during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022
Special payment to Former Parent	$(1,595.0)	$—
General financing activities	(223.4)	(127.8)
Corporate allocations	100.5	91.5
Stock compensation expense	3.5	7.0
Total net transfers (to) from Former Parent	$(1,714.4)	$(29.3)

	Six Months Ended June 30,
	2023	2022
Special payment to Former Parent	$(1,595.0)	$—
General financing activities	(286.8)	(136.0)
Corporate allocations	183.8	182.1
Stock compensation expense	10.2	13.2
Total net transfers (to) from Former Parent	$(1,687.8)	$59.3
11.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$0.5	$0.2
Income taxes, net of refunds	16.7	13.7
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	(0.2)	1.8
Disclosure of non-cash transfers to (from) Former Parent:
Change in right-of-use lease assets	13.9	—
Change in property, plant and equipment, net	(27.7)	—
12.    BUSINESS SEGMENT INFORMATION
The following tables are a summary of segment information for the three and six months ended June 30, 2023 and 2022. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea chief executive officer has been identified as the CODM.
The CODM allocates resources and assesses performance based on the underlying businesses which determines the Company's operating segments. The Company reports its business in two reportable segments; Clinical Services, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities, and Enabling Services, which provides post-approval patient access services and technology enabled

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
solutions to support clinical trials. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The CODM evaluates performance using revenue and segment operating income. Segment asset information is not presented because it is not used by the CODM at the segment level.
Revenues from external customers by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from external customers:
Clinical Services	$726.1	$723.3	$1,418.1	$1,430.4
Enabling Services	66.9	69.8	139.1	141.7
Total revenues from external customers:	$793.0	$793.1	$1,557.2	$1,572.1
Intersegment revenues, which are eliminated in consolidation, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Intersegment revenues:
Clinical Services	$0.3	$0.3	$0.6	$0.5
Enabling Services	1.4	3.2	4.4	5.3
Total intersegment revenues:	$1.7	$3.5	$5.0	$5.8
Through the Spin, the condensed combined statements of operations include costs for certain centralized functions and programs provided and administered by Labcorp that are charged directly to the Company. These centralized functions and programs include, but are not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation. These additional allocations were reported as “corporate costs not allocated to segments” in the table below. Operating income of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment.
Operating income by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Income:
Clinical Services	$74.1	$116.0	$132.5	$191.3
Enabling Services	1.2	10.9	3.7	15.6
Segment operating income:	75.3	126.9	136.2	206.9
Corporate costs not allocated to segments	(21.6)	(26.1)	(39.4)	(46.9)
Amortization	(16.0)	(16.6)	(31.9)	(33.5)
Restructuring and other	(3.9)	(13.0)	(5.1)	(22.6)
Total operating income (loss):	$33.8	$71.2	$59.8	$103.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Fortrea has historically existed and functioned as part of Laboratory Corporation of America Holdings, which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited combined financial statements and corresponding notes and our unaudited condensed consolidated and combined financial statements and corresponding notes in Item 1. “Financial Statements.”
Cautionary Statement Concerning Forward-Looking Statements
This Form 10-Q and other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) include or will include forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects and growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” Section of our Information Statement filed with our Registration Statement on Form 10, as amended (the “Form 10”), as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: the risk that we may not realize some or all of the benefits expected to result from the Spin, or if such benefits are delayed; risks and consequences that are a result of the Spin; the impacts of becoming an independent public company; our reliance on Labcorp to provide financial reporting and other financial and accounting information for periods prior to the Spin through the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses throughout the transition period and beyond; the establishment of our accounting, enterprise resource planning, and other management systems post the transition period could cost more or take longer than anticipated; the impact of the rebranding of the Company; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations and currency fluctuations; our customer or therapeutic area concentrations; any further deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not rebound after the Spin to the extent or over the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or if net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; and other factors described in the Form 10 and from time to time in documents that we file with the SEC.
All forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. For a further discussion of the risks relating to our business, see the “Risk Factors” section of our Information Statement filed with our Form 10.

Company Overview
Fortrea is a leading global contract research organization (“CRO”) providing clinical development and patient access solutions to pharmaceutical, biotechnology and medical device customers. We offer customers highly flexible delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid structures. We believe we are well positioned to leverage our global scale, access to clinical data-driven insights, industry network, and decades of experience to bring customers tailored solutions. Fortrea intends to capitalize on the global demand for clinical development services across a diverse set of more than 20 therapeutic areas.
Our team of approximately 19,000 employees conducts operations in more than 90 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology, differentiated technology enabled trial solutions and post-approval services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product and medical device development process. Additionally, we successfully utilize enabling technologies to optimize processes and evolve with a dynamic marketplace.
The Company manages its business in two reportable segments - Clinical Services and Enabling Services. The Clinical Services segment comprises services across the clinical pharmacology and clinical development spectrum. The Enabling Services segment provides patient access and clinical trial technology solutions.
Separation from Labcorp
On June 30, 2023, Labcorp completed the Spin of Fortrea through a pro-rata distribution of one share of Fortrea common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. Fortrea began to trade as a separate public company (NASDAQ: FTRE) on July 3, 2023.
Incremental Independent Public Company Expenses
The condensed consolidated and combined statements of operations include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to Fortrea in the periods presented prior to the Separation. These centralized functions and programs include, but are not limited to, legal, tax, treasury, risk management, sales expenses, IT, human resources, finance, supply chain, executive leadership and stock-based compensation.
These expenses were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or other reasonable driver, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as IT and infrastructure. For a period following the Separation, however, some of these functions will be provided by Labcorp under transition services agreements.
The actual costs of services represented by these allocations may vary significantly from the amounts allocated to the Company in the accompanying financial statements.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Three Months Ended June 30,
	2023	2022	Change
Clinical Services	$726.1	$723.3	0.4%
Enabling Services	66.9	69.8	(4.2)%
Total	$793.0	$793.1	—%
The Company’s revenues for the three months ended June 30, 2023 were $793.0, essentially flat over revenues of $793.1 in the corresponding period in 2022. The change in revenues was due to an increase in organic revenues of 0.1% and unfavorable foreign currency translation of 0.1%. The Company defines organic growth or decline as the increase or decrease in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 0.1% increase in organic revenues was primarily driven by an increase in pass through revenues offset by lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession and the mix and quantity of recent new business wins.
The Clinical Services segment’s revenues for the three months ended June 30, 2023 were $726.1, an increase of 0.4% compared to revenues of $723.3 in the corresponding period in 2022. The increase in revenues was driven by an increase in pass through revenues offset by lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession and the mix and quantity of recent new business wins.
The Enabling Services segment’s revenues for the three months ended June 30, 2023 were $66.9, a decrease of (4.2)% compared to revenues of $69.8 in the corresponding period in 2022. The decrease in revenues was due to customer cancellations.
Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,
	2023	2022	Change
Direct costs	$649.4	$614.3	5.7%
Direct costs as a % of revenues	81.9%	77.5%
Direct costs increased 5.7% during the three months ended June 30, 2023 as compared with the corresponding period in 2022. Direct costs increased as a percentage of revenues to 81.9% during the three months ended June 30, 2023 as compared to 77.5% in the corresponding period in 2022. This increase in direct costs was primarily due to higher pass through costs partially offset by a decrease in personnel costs. Pass through costs are paid by the customer resulting in revenue fully offset by these direct costs.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,
	2023	2022	Change
Selling, general and administrative expenses	$80.8	$71.2	13.5%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel, an allocation of facility charges and IT costs, and corporate allocations. Selling, general and administrative expenses increased by 13.5% during the three months ended June 30, 2023 as compared with the corresponding period in 2022. The increase in selling, general and administrative expenses was primarily due to an increase in indirect labor, credit loss provisions and an adjustment of $5.4 additional one-time costs from Former Parent.
Depreciation Expense

	Three Months Ended June 30,
	2023	2022	Change
Depreciation expense	$9.1	$6.8	33.8%
The increase in depreciation expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, was due to the increase of property, plant and equipment as compared to the prior year.
Amortization Expense

	Three Months Ended June 30,
	2023	2022	Change
Amortization of intangibles and other assets	$16.0	$16.6	(3.6)%
The decrease in amortization of intangibles and other assets during the three months ended June 30, 2023, as compared to the corresponding period in 2022, was not significant.
Restructuring and Other Charges

	Three Months Ended June 30,
	2023	2022	Change
Restructuring and other charges	$3.9	$13.0	(70.0)%
During the three months ended June 30, 2023, the Company recorded net restructuring charges of $3.9, which is reflected within restructuring and other charges in the condensed consolidated and combined statements of operations. The charges comprised of $2.2 in severance and other personnel costs and $1.7 in lease and other facility-related costs associated with general cost improvement and headcount reduction initiatives at various locations around the world.
During the three months ended June 30, 2022, the Company recorded net restructuring charges of $13.0, which is reflected within Restructuring and other charges in the condensed consolidated and combined statements of operations. The charges comprised of $10.5 in severance and other personnel costs and $2.5 in lease and other facility-related costs associated with general cost improvement and headcount reduction initiatives at various locations around the world.
Foreign Exchange Gain (Loss)

	Three Months Ended June 30,
	2023	2022	Change
Foreign exchange gain (loss)	$5.4	$12.0	(55.0)%
The change in foreign exchange gain (loss) for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to the relative strengthening of the U.S. Dollar against the British Pound resulting in $8.6 in foreign exchange gains offset by $3.2 of allocated hedging losses from the Labcorp hedging program for 2023. For the three months ended June 30, 2022, foreign exchange gains were $18.9 offset by $6.9 of allocated hedging losses from the Labcorp hedging program.

Income Tax Expense

	Three Months Ended June 30,
	2023	2022
Income tax expense	$10.6	$17.2
Income tax expense as a % of income before tax	27.2%	20.6%
For the three months ended June 30, 2023, the Company's effective tax rate was 27.2% compared to the 2022 tax rate of 20.6%. This fluctuation was primarily due to earnings mix.
Operating Results by Segment

	Three Months Ended June 30,
	2023	2022	Change
Clinical Services operating income	$74.1	$116.0	(36.1)%
Enabling Services operating income	1.2	10.9	(89.0)%
Segment operating income	$75.3	$126.9	(40.7)%
Clinical Services operating income was $74.1 for the three months ended June 30, 2023, a decrease of 36.1% from operating income of $116.0 in the corresponding period of 2022. The decrease in operating income was primarily due to lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession, the mix and quantity of recent new business wins and an increased provision for credit losses. This was partially offset by decreased personnel costs.
Enabling Services operating income was $1.2 for the three months ended June 30, 2023, a decrease of 89.0% from operating income of $10.9 in the corresponding period of 2022. The decrease was driven by lower revenues combined with investments in resources related to servicing a recent new award.
Six Months Ended June 30, 2023 compared with six months ended June 30, 2022
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Six Months Ended June 30,
	2023	2022	Change
Clinical Services	$1,418.1	$1,430.4	(0.9)%
Enabling Services	139.1	141.7	(1.8)%
Total	$1,557.2	$1,572.1	(0.9)%
The Company’s revenues for the six months ended June 30, 2023, were $1,557.2, a decrease of 0.9% over revenues of $1,572.1 in the corresponding period in 2022. The decrease in revenues was due to a decline in organic revenues of 0.2% and unfavorable foreign currency translation of 0.7%. The Company defines organic growth or decline as the increase or decrease in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 0.2% decrease in organic revenues was primarily driven by an increase in pass through revenues offset by lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession and the mix and quantity of recent new business wins.
The Clinical Services segment’s revenues for the six months ended June 30, 2023 were $1,418.1, a decrease of 0.9% compared to revenues of $1,430.4 in the corresponding period in 2022. The decrease in revenues was driven by an increase in pass through revenues offset by lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession and the mix and quantity of recent new business wins.

The Enabling Services segment’s revenues for the six months ended June 30, 2023 were $139.1, a decrease of 1.8% compared to revenues of $141.7 in the corresponding period in 2022. The decrease in revenues was due to customer cancellations.
Direct Costs, Exclusive of Depreciation and Amortization

	Six Months Ended June 30,
	2023	2022	Change
Direct costs	$1,285.6	$1,252.8	2.6%
Direct costs as a % of revenues	82.6%	79.7%
Direct costs increased 2.6% during the six months ended June 30, 2023 as compared with the corresponding period in 2022. Direct costs increased as a percentage of revenues to 82.6% during the six months ended June 30, 2023 as compared to 79.7% in the corresponding period in 2022. This increase in direct costs was primarily due to higher pass through costs partially offset by a decrease in personnel costs.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Six Months Ended June 30,
	2023	2022	Change
Selling, general and administrative expenses	$158.8	$145.8	8.9%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel, an allocation of facility charges and IT costs, and corporate allocations. Selling, general and administrative expenses increased 8.9% during the six months ended June 30, 2023 as compared with the corresponding period in 2022. The change in selling, general and administrative expenses was primarily due to an increase in indirect labor and credit loss provisions.
Depreciation Expense

	Six Months Ended June 30,
	2023	2022	Change
Depreciation expense	$16.0	$13.5	18.5%
The increase in depreciation expense for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to the increase of property, plant and equipment as part of the Spin.
Amortization Expense

	Six Months Ended June 30,
	2023	2022	Change
Amortization of intangibles and other assets	$31.9	$33.5	(4.8)%
The decrease in amortization of intangibles and other assets during the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily the result of the impairment of technology assets that occurred in the fourth quarter of 2022.
Restructuring and Other Charges

	Six Months Ended June 30,
	2023	2022	Change
Restructuring and other charges	$5.1	$22.6	(77.4)%
During the six months ended June 30, 2023, the Company recorded net restructuring charges of $5.1, which is reflected within restructuring and other charges in the condensed consolidated and combined statements of operations. The charges comprised of $3.0 in severance and other personnel costs and $2.1 in lease and other facility-related costs associated with general cost improvement and headcount reduction initiatives at various locations around the world.
During the six months ended June 30, 2022, the Company recorded net restructuring charges of $22.6, which is reflected within restructuring and other charges in the condensed consolidated and combined statements of operations. The charges comprised of $13.1 in severance and other personnel costs and $9.5 in lease and other facility-related costs associated with general cost improvement and headcount reduction initiatives at various locations around the world.
Foreign Exchange Gain (Loss)

	Six Months Ended June 30,
	2023	2022	Change
Foreign exchange gain (loss)	$(0.1)	$16.3	(100.6)%
The change in foreign exchange gain (loss) for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to the relative strengthening of the U.S. Dollar against most major foreign currencies resulting in $2.1 in foreign exchange gains offset by $2.2 of allocated hedging losses from the Labcorp hedging program for 2023. For the six months ended June 30, 2022, foreign exchange gains of $24.2 were offset by $7.9 of allocated hedging losses from the Labcorp hedging program.
Income Tax Expense

	Six Months Ended June 30,
	2023	2022
Income tax expense	$14.3	$22.2
Income tax expense as a % of income before tax	23.8%	18.3%
For the six months ended June 30, 2023, the Company's effective tax rate was 23.8% compared to the 2022 tax rate of 18.3%. This change was primarily due to earnings mix.
Operating Results by Segment

	Six Months Ended June 30,
	2023	2022	Change
Clinical Services operating income	$132.5	$191.3	(30.7)%
Enabling Services operating income	3.7	15.6	(76.3)%
Segment operating income	$136.2	$206.9	(34.2)%
Clinical Services operating income was $132.5 for the six months ended June 30, 2023, a decrease of 30.7% from operating income of $191.3 in the corresponding period of 2022. The decrease in operating income was primarily due to lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession, the mix and quantity of recent new business wins and an increased provision for credit losses. This was partially offset by decreased personnel costs.
Enabling Services operating income was $3.7 for the six months ended June 30, 2023 a decrease of 76.3% from operating income of $15.6 in the corresponding period of 2022. The decrease was driven by lower revenues combined with investments in resources related to servicing a recent new award.
Liquidity, Capital Resources and Financial Position
Historically, our business has generated positive cash flows from operations, and a significant majority of such cash flows was transferred to Labcorp. We participated in Labcorp’s cash pooling arrangements to manage liquidity and fund operations, the effect of which is presented as Former Parent investment in our condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

After the Spin, the Company has ceased participation in Labcorp’s cash pooling arrangements and our cash and cash equivalents are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity changed significantly from our historical practices. In connection with the Spin, we have incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 5 (Debt). We have also entered into an accounts receivable purchase program (“ARPP”), which establishes a receivables factoring facility that permits the Company to sell up to $80.0 in customer receivables to a financial institution based on the availability of certain eligible receivables and the satisfaction of certain conditions. On June 28, 2023, Labcorp sold $17.5 of the Company’s receivables for $17.3 in cash proceeds.
We have applied proceeds from these debt and other financing transactions to make a $1,595.0 cash distribution to Labcorp as consideration for the assets that have been contributed to us in connection with the Spin. After giving effect to such payment and approximately $35.0 of associated fees and expenses incurred in connection with the entry into the above, we started operating as an independent company with a cash balance of $114.3.
We believe our existing cash and cash flows generated from operations as well as funds available under the facilities we entered into in connection with the Spin will be sufficient to cover the needs of our current and planned operations for at least the next 12 months in addition to the one-time cash flow impacts from the Spin.
From time to time, we intend to evaluate strategic opportunities, including potential acquisitions, joint ventures or investments in complementary businesses. We may also access capital markets through the issuance of debt or equity, which we may use in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities or general corporate purposes.
Cash Flows for the six months ended June 30, 2023 and 2022
In summary the Company's cash flows were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used for) operating activities	$154.2	$(21.7)
Net cash used for investing activities	(25.5)	(18.7)
Net cash (used for) provided by financing activities	(126.7)	46.1
Effect of exchange rate on changes in cash and cash equivalents	0.3	(4.8)
Net change in cash and cash equivalents	$2.3	$0.9
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2023 and 2022 totaled $114.3 and $95.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2023, the Company's operations provided $154.2 of cash as compared to $(21.7) of cash during the six months ended June 30, 2022. Net cash provided by operating activities increased by $175.9 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Cash flows from operating activities benefited from higher collections of accounts receivable and cash used for accrued expenses offset by a decrease in net income.
Cash Flows from Investing Activities
Net cash used for investing activities for the six months ended June 30, 2023 was $(25.5) as compared to net cash used for investing activities of $(18.7) for the six months ended June 30, 2022. The $(6.8) increase in net cash used for investing activities for the six months ended June 30, 2023, was primarily due to a year over year increase in capital expenditures. Capital expenditures were $25.8 and $19.0 for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures in 2023 were 1.7% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.
Cash Flows from Financing Activities
Net cash used for financing activities for the six months ended June 30, 2023 was $(126.7) compared to cash provided by financing activities of $46.1 for the six months ended June 30, 2022. Cash provided by financing activities related to proceeds from term loans and senior note offerings offset by the net transfers to Former Parent.
Off-Balance Sheet Arrangements
The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 2 to the combined financial statements included in the Form 10.
The application of these accounting policies require that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under circumstances. Management evaluates these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the condensed consolidated and combined financial statements, or are the most sensitive to change due to outside factors, are discussed in Management's Discussion and Analysis in the Form 10. Except as disclosed in Note 1 to our condensed consolidated and combined financial statements in this Form 10-Q, pertaining to the adoption of new accounting pronouncements, there have been no material changes in these policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Exchange Rates
Approximately 16.1% and 18.8% of our revenues for the six months ended June 30, 2023 and 2022, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated and combined financial results. In the second quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were the Euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the six months ended June 30, 2023 by approximately $1.2 and for the year ended December 31, 2022 by approximately $4.3. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $48.4 and $(120.2) at June 30, 2023 and June 30, 2022, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
We earn revenue from service contracts over a period of several months to many years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We are also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We do not enter into any derivative contracts with external counterparties. However, Labcorp enters into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. Earnings related to these contracts were included in the combined statements of operations as part of corporate allocations.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. The level of our interest rate risk is dependent on our debt exposure and is sensitive to changes in the general level of interest rates. Historical fluctuations in interest rates have not been significant for us; however, this may vary in the future as we have incurred certain indebtedness concurrent with the Spin and will incur additional indebtedness in the future.
In particular, we face the market risks associated with interest rate movements on our variable rate debt. Following the Spin, we are significantly leveraged. We incurred approximately $1,640 of long-term debt in connection with the Spin. A majority of this debt bears interest at a variable rate, and we will consider entering into a floating-to-fixed interest rate swap with respect to some of our floating rate debt. At June 30, 2023, we had $1,070 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future floating-to-fixed interest rate swap transactions, a hypothetical 1.00% increase in interest rates would result in increased interest expenses of $10.7. We expect to manage our interest rate risk, but expect to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See “Description of Certain Indebtedness and Other Financing.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ending June 30, 2023. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending June 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the quarter ended June 30, 2023, Fortrea relied on certain material processes and internal controls over financial reporting performed by Labcorp.
Changes in Internal Control Over Financial Reporting
No changes in our internal controls over financial reporting during the quarter ended June 30, 2023 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 6 (Commitments and Contingencies) to the Company’s condensed consolidated and combined financial statements, above, which is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of the risks relating to our business, see the “Risk Factors” section of our Form 10 and the “Cautionary Statement Concerning Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

			INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.		8-K	001-41704	2.1	3-Jul-23

3.1	Amended and Restated Certificate of Incorporation of Fortrea Holdings Inc.	8-K	001-41704	3.1	3-Jul-23
3.2	Amended and Restated By-Laws of Fortrea Holdings Inc.	8-K	001-41704	3.2	3-Jul-23
4.1	Indenture, dated June 27, 2023, among Fortrea Holdings Inc., as issuer, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Trust Company, National Association, as collateral agent, relating to Fortrea Holding Inc.’s 7.500% Senior Secured Notes due 2030.	8-K	001-41704	4.1	30-Jun-23
4.2	Form of 7.500% Senior Secured Notes due 2030 (included in Exhibit 4.1).	8-K	001-41704	4.2	30-Jun-23
4.3	Supplemental Indenture, dated June 30, 2023, among Fortrea Holdings Inc., as issuer, the Initial Subsidiary Guarantors (as defined in the Indenture), as guarantors, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Trust Company, National Association, as collateral agent, relating to Fortrea Holding Inc.’s 7.500% Senior Secured Notes due 2030.	8-K	001-41704	4.1	3-Jul-23
10.1
Credit Agreement, dated June 30, 2023, among Fortrea Holdings Inc., as the Parent Borrower, Fortrea UK Holdings Limited, as the Initial English Borrower, certain Subsidiaries (as defined in the Credit Agreement) of the Parent Borrower party thereto pursuant to Section 1.15 of the Credit Agreement, Goldman Sachs Bank USA, as Agent for the several financial institutions from time to time party thereto (collectively, the “Lenders” and individually each a “Lender”) and other Secured Parties (as defined in the Credit Agreement) and for itself as a Lender (including as Swingline Lender (as defined in the Credit Agreement)) and as an L/C Issuer (as defined in the Credit Agreement), and the other Lenders and L/C Issuers from time to time party thereto.
		8-K	001-41704	10.1	30-Jun-23
10.2	Tax Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.1	3-Jul-23
10.3	Employee Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.2	3-Jul-23
10.4	Transition Services Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.3	3-Jul-23

10.5	Clinical Development and Laboratory Services Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.		10-12B/A	001-41704	10.4	2-Jun-23
10.6	Fortrea Holdings Inc. 2023 Omnibus Incentive Plan.		8-K	001-41704	10.4	3-Jul-23
10.7	Fortrea Holdings Inc. Employee Stock Purchase Plan.		8-K	001-41704	10.5	3-Jul-23
10.8	Form of Option Agreement.		8-K	001-41704	10.6	3-Jul-23
10.9	Form of 2023 Time Vesting Restricted Stock Unit Award (1 year).		8-K	001-41704	10.7	3-Jul-23
10.10	Form of 2023 Time Vesting Restricted Stock Unit Award (3 year ratable).		8-K	001-41704	10.8	3-Jul-23
10.11	Executive Employment Agreement by and between Thomas H. Pike and Laboratory Corporation of America dated January 4, 2023.		10-12B/A	001-41704	10.5	2-Jun-23
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ JILL McCONNELL
Name:	Jill McConnell
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: August 14, 2023