Form 10-Q
period 2023-09-30
Fortrea Holdings Inc.
filed 2023-11-13
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

INDEX
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 88.8 million shares of common stock as of November 9, 2023.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$107.5	$112.0
Accounts receivable and unbilled services, net	1,047.1	1,022.2
Prepaid expenses and other	103.2	112.7
Total current assets	1,257.8	1,246.9
Property, plant and equipment, net	219.2	164.9
Goodwill, net	1,994.7	1,997.3
Intangible assets, net	773.7	823.3
Deferred income taxes	1.6	1.2
Other assets, net	69.7	54.3
Total assets	$4,316.7	$4,287.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128.3	$81.5
Accrued expenses and other current liabilities	335.8	322.7
Unearned revenue	264.8	271.5
Current portion of long-term debt	26.1	—
Short-term operating lease liabilities	19.6	23.3
Total current liabilities	774.6	699.0
Long-term debt, less current portion	1,572.4	—
Operating lease liabilities	68.0	40.1
Deferred income taxes and other tax liabilities	171.7	184.5
Other liabilities	35.7	21.7
Total liabilities	$2,622.4	$945.3
Commitments and contingent liabilities (Note 8)
Equity
Former parent investment	—	3,618.6
Common stock, 88.8 and 0.0 shares outstanding at September 30, 2023 and December 31, 2022, respectively	0.1	—
Additional paid-in capital	1,987.6	—
Accumulated deficit	(13.1)	—
Accumulated other comprehensive loss	(280.3)	(276.0)
Total equity	1,694.3	3,342.6
Total liabilities and equity	$4,316.7	$4,287.9
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$776.4	$762.3	$2,333.6	$2,334.4
Costs and expenses:
Direct costs, exclusive of depreciation and amortization (including costs incurred from related parties of $0.0, $21.6, $48.8 and $65.7 during the three and nine months ended September 30, 2023 and 2022, respectively)	647.3	594.8	1,932.9	1,847.6
Selling, general and administrative expenses, exclusive of depreciation and amortization	78.9	70.7	237.7	216.5
Depreciation and amortization	24.6	22.7	72.5	69.7
Restructuring and other charges	11.6	5.2	16.7	27.8
Total costs and expenses	762.4	693.4	2,259.8	2,161.6
Operating income	14.0	68.9	73.8	172.8
Other income (expense):
Interest expense	(34.6)	—	(35.3)	—
Foreign exchange gain (loss)	(0.9)	4.8	(1.0)	21.1
Other, net	3.6	0.5	4.6	1.4
Net income (loss) before income taxes	(17.9)	74.2	42.1	195.3
Provision for (benefit from) income taxes	(4.8)	13.6	9.5	35.8
Net income (loss)	$(13.1)	$60.6	$32.6	$159.5

Earnings (loss) per common share
Basic	$(0.15)	$0.68	$0.37	$1.80
Diluted	$(0.15)	$0.68	$0.37	$1.80
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(13.1)	$60.6	$32.6	$159.5
Foreign currency translation adjustments	(56.0)	(96.6)	(7.6)	(216.8)
Net benefit plan adjustments	—	—	2.1	—
Unrealized gain on derivative instruments	1.6	—	1.6	—
Other comprehensive loss before tax	(54.4)	(96.6)	(3.9)	(216.8)
Provision (benefit) for income tax related to items of comprehensive income	(0.4)	—	(0.4)	—
Other comprehensive loss, net of tax	(54.8)	(96.6)	(4.3)	(216.8)
Comprehensive income (loss)	$(67.9)	$(36.0)	$28.3	$(57.3)
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	—	$—	$—	$3,618.6	$—	$(276.0)	$3,342.6
Net income	—	—	—	17.4	—	—	17.4
Other comprehensive income, net of tax	—	—	—	—	—	18.9	18.9
Net transfers from Former Parent	—	—	—	26.6	—	—	26.6
Balance at March 31, 2023	—	—	—	3,662.6	—	(257.1)	3,405.5
Net income	—	—	—	28.3	—	—	28.3
Other comprehensive income, net of tax	—	—	—	—	—	31.6	31.6
Special payment to Former Parent	—	—	—	(1,595.0)	—	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(119.4)	—	—	(119.4)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,976.5	(1,976.5)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Balance at June 30, 2023	88.8	0.1	1,976.5	—	—	(225.5)	1,751.1
Net loss	—	—	—	—	(13.1)	—	(13.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(54.8)	(54.8)
Stock compensation	—	—	11.1	—	—	—	11.1
Balance at September 30, 2023	88.8	$0.1	$1,987.6	$—	$(13.1)	$(280.3)	$1,694.3
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2021	—	$—	$—	$3,409.0	$—	$(148.4)	$3,260.6
Net income	—	—	—	32.5	—	—	32.5
Other comprehensive loss, net of tax	—	—	—	—	—	(34.6)	(34.6)
Net transfers from Former Parent	—	—	—	88.6	—	—	88.6
Balance at March 31, 2022	—	—	—	3,530.1	—	(183.0)	3,347.1
Net income	—	—	—	66.4	—	—	66.4
Other comprehensive loss, net of tax	—	—	—	—	—	(85.6)	(85.6)
Net transfers to Former Parent	—	—	—	(29.3)	—	—	(29.3)
Balance at June 30, 2022	—	—	—	3,567.2	—	(268.6)	3,298.6
Net income	—	—	—	60.6	—	—	60.6
Other comprehensive loss, net of tax	—	—	—	—	—	(96.6)	(96.6)
Net transfers to Former Parent	—	—	—	(40.1)	—	—	(40.1)
Balance at September 30, 2022	—	$—	$—	$3,587.7	$—	$(365.2)	$3,222.5
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32.6	$159.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	72.5	69.7
Stock compensation	27.2	19.6
Operating lease right-of-use asset expense	20.9	19.0
Deferred income taxes	(12.7)	(6.8)
Other, net	3.5	3.4
Changes in assets and liabilities:
Increase in accounts receivable and unbilled services, net	(26.6)	(72.7)
Increase in prepaid expenses and other	(3.1)	(15.0)
Increase in accounts payable	47.3	23.5
Decrease in unearned revenue	(6.5)	(38.3)
Decrease in accrued expenses and other	(0.1)	(102.7)
Net cash provided by operating activities	155.0	59.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.9)	(36.0)
Proceeds from sale of assets	8.1	0.4
Net cash used for investing activities	(22.8)	(35.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	24.0	—
Payments on revolving credit facilities	(24.0)	—
Proceeds from term loans	1,061.4	—
Proceeds from issuance of senior notes	570.0	—
Debt issuance costs	(26.4)	—
Principal payments of long-term debt	(7.7)	—
Special payment to Former Parent	(1,595.0)	—
Net transfers to Former Parent	(136.7)	(0.4)
Net cash used for financing activities	(134.4)	(0.4)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(10.3)
Net change in cash and cash equivalents	(4.5)	12.9
Cash and cash equivalents at beginning of period	112.0	94.6
Cash and cash equivalents at end of period	$107.5	$107.5
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Description of Business
Fortrea Holdings Inc. ("Fortrea" or the “Company”), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development services, patient access solutions and other enabling services to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider, and Hybrid Service structures. The Company has a rich history of providing clinical development services for over 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, the Company completed a spin-off (the “Spin” or the “Separation”) from Laboratory Corporation of America Holdings (“Labcorp” or “Former Parent”). The Company leverages its global scale, clinical data insights, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to its customers. With what the Company believes is a distinctive market offering, Fortrea meets growing global demand for clinical development services.
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
The Company manages its business in two reportable segments - Clinical Services and Enabling Services. The Clinical Services segment provides services across the clinical pharmacology and clinical development spectrum. The Enabling Services segment provides patient access and clinical trial technology solutions to customers that streamline complex randomization and optimize the trial drug supply process, while minimizing operational costs and supporting timely and accurate patient dosing. For further financial information about these segments, see Note 14, Business Segment Information to the condensed consolidated and combined financial statements.
The Company has established access to all key markets worldwide through a strategic footprint of primary office locations in five countries (the United States, the United Kingdom, China, India and Singapore) with field operations in other jurisdictions worldwide.
Agreements with Labcorp
On June 30, 2023, the Company completed the Spin from Labcorp. The Company has entered into several agreements with Labcorp that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and the Transition Services Agreement, which are described in the Company’s Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Transition Services Agreement, the Company and Labcorp agreed to provide each other certain transitional services. The services and assets to be provided to Fortrea by Labcorp support the Company’s enterprise functions, most notably IT applications, network and security support and hosting as well as finance, human resources, marketing and other administrative support.
Basis of Financial Statement Presentation
Prior to June 30, 2023, Fortrea existed and functioned as part of the consolidated business of Former Parent. The Company’s financial statements for periods through the Spin reflect the historical financial position, results of operations and cash flows of the Company, for the periods presented, prepared on a “carve-out” basis and have been derived from the condensed consolidated financial statements and accounting records of Labcorp using the historical results of operations and historical basis of assets and liabilities of the Company and reflect Labcorp’s net investment in the Company. The Company’s balance sheet as of September 30, 2023 is a consolidated balance sheet based on the financial position of Fortrea as a standalone company. The three months ended September 30, 2023

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
includes condensed consolidated financial statements, whereas all prior periods included combined financial statements. The Company’s unaudited condensed consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
The Company’s condensed consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated and combined financial statements do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the prior periods presented.
The accompanying condensed consolidated and combined financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end condensed consolidated and combined balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated and combined financial statements and notes are presented in accordance with the rules and regulations of the SEC and do not contain certain information included in the Company’s fiscal year 2022 reporting included within the Form 10. Therefore, these interim statements should be read in conjunction with the combined financial statements and notes thereto contained in the Form 10.
The condensed combined statements of operations include all revenues and costs directly attributable to our business. The condensed combined statements of operations for prior periods also include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to Fortrea. These centralized functions and programs include, but are not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation.
These expenses were allocated to Fortrea based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or other reasonable driver, as applicable. Fortrea considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, Fortrea during the prior periods presented. However, the allocations may not reflect the expenses Fortrea would have incurred as an independent company for the prior periods presented. Actual costs that may have been incurred if Fortrea had been a standalone company would depend on a number of factors, including, but not limited to, the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. For a period following the Spin some of these functions are provided by Labcorp as discussed within the Agreements with Labcorp section above.
Labcorp utilizes a centralized approach to cash management and financing of its operations. The cash and cash equivalents held by Labcorp at the corporate level were not specifically identifiable to Fortrea and therefore have not been reflected in the Company’s condensed combined balance sheet as of December 31, 2022. Cash and cash equivalents in the condensed consolidated and combined balance sheets represent cash and cash equivalents held by the Company.
As of December 31, 2022, the condensed combined financial statements include certain assets and liabilities that have historically been held at the Labcorp corporate level but are specifically identifiable or otherwise attributable to Fortrea. Labcorp’s third-party long-term debt and the related interest expense have not been allocated to Fortrea for any of the periods presented because Fortrea was not the legal obligor of such debt.
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

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
All intercompany transactions within the Company have been eliminated. All transactions between the Company and Former Parent have been included in these condensed consolidated and combined financial statements. For those transactions between the Company and Former Parent that were historically settled in cash, the Company has reflected such balances in the condensed consolidated and combined balance sheets as due from related parties or due to related parties. The Former Parent investment and all due from or due to Former Parent were settled at the time of the Spin. Refer to Note 12, Transactions with Former Parent for further information.
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
Substantially all the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of September 30, 2023, no customer accounted for more than 10% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2022, one pharmaceutical company accounted for approximately 10.5% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months and nine months ended September 30, 2023, one customer accounted for approximately 13.5% and 10.2% of revenues, respectively. For the three and nine months ended September 30, 2022, no customer accounted for more than 10% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.

2.    REVENUES
The Company’s revenues by segment and geography for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Clinical Services	$347.4	$204.3	$160.0	$711.7	$355.3	$196.0	$145.9	$697.2
Enabling Services	64.4	—	0.3	64.7	64.6	—	0.5	65.1
Total	$411.8	$204.3	$160.3	$776.4	$419.9	$196.0	$146.4	$762.3

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Clinical Services	$1,070.6	$600.7	$458.5	$2,129.8	$1,047.0	$642.6	$438.0	$2,127.6
Enabling Services	202.9	—	0.9	203.8	205.2	—	1.6	206.8
Total	$1,273.5	$600.7	$459.4	$2,333.6	$1,252.2	$642.6	$439.6	$2,334.4

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	September 30, 2023	December 31, 2022
Sales commission assets	$16.5	$18.6
Deferred contract costs	13.2	14.8
Total	$29.7	$33.4
Amortization related to sales commission assets for the three months ended September 30, 2023 and 2022 was $2.3 and $3.7, respectively, and for the nine months ended September 30, 2023 and 2022 was $10.2 and $10.2, respectively. Amortization related to deferred contract costs for the three months ended September 30, 2023 and 2022 was $2.2 and $3.1, respectively, and for the nine months ended September 30, 2023 and 2022 was $6.9 and $9.1, respectively. The Company does not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	September 30, 2023	December 31, 2022
Accounts receivable	$468.7	$449.2
Gross unbilled services	606.7	585.7
Less: Allowance for credit losses	(28.3)	(12.7)
Total	$1,047.1	$1,022.2

Unearned revenue	$264.8	$271.5
Revenue recognized during the period included in the unearned revenue balance at the beginning of the period was $187.6 and $212.0 for the nine months ended September 30, 2023 and 2022, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the nine months ended September 30, 2023 is as follows:

Accounts Receivable
Allowance for credit losses as of December, 2022	$12.7
Credit loss expense	21.9
Write-offs	(6.3)
Allowance for credit losses as of September 30, 2023	$28.3
Performance Obligations Under Long-Term Contracts
As of September 30, 2023, approximately $4,958.2 of revenues are expected to be recognized from remaining long-term performance obligations. The Company expects to recognize approximately 29% of the existing

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
performance obligations as of September 30, 2023 as revenue over the next 12 months and the remaining balance thereafter. The Company's long-term contracts generally range from one to eight years.
During the three and nine months ended September 30, 2023, there were reductions of approximately $15.6 and $48.5, respectively, in the Company’s revenues related to performance obligations partially satisfied in previous periods. These reductions primarily relate to changes in scope. The gross and net amounts of revenue recognized solely from changes in estimates were not material.
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
The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company continues to service, administer and collect the receivables on behalf of the Financial Institution and does not receive a servicing fee as part of the arrangement. During the three months ended September 30, 2023, no receivables were sold. During the nine months ended September 30, 2023, $17.5 of receivables were sold with net proceeds of $17.3.

3.    RESTRUCTURING AND OTHER CHARGES
In the three months ended September 30, 2023, the Company took actions to reduce overcapacity, align resources, and restructure certain operations. These actions included eliminating redundant positions and aligning resources for cost improvement and to meet customer requirements. These restructuring actions are expected to continue throughout 2023 and 2024.
The following summarizes a component of the Company’s restructuring and other charges:

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2022	$1.9	$5.0	$6.9
Expense	12.0	1.0	13.0
Cash payments	(10.5)	(1.5)	(12.0)
Balance as of September 30, 2023	$3.4	$4.5	$7.9
The Company expects the restructuring and other charges accrued as of September 30, 2023 will be paid within the next twelve months and are included within accrued expenses and other current liabilities on the accompanying condensed consolidated and combined balance sheets. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

4.    EARNINGS (LOSS) PER SHARE
On June 30, 2023, the Separation from Labcorp was effected through a pro-rata distribution of one share of the Company's common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. As a result, on June 30, 2023, the Company had 88.8 shares of common stock outstanding. This share amount is being utilized for the calculation of basic earnings per share for all periods presented through the Separation date. As of the Separation date, actual outstanding shares are used to calculate basic weighted average common shares outstanding. Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units, and performance share awards.
The following represents a reconciliation of basic earnings per share to diluted earnings per share.

	Three Months Ended September 30,
	2023			2022
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$(13.1)	88.8	$(0.15)	$60.6	88.8	$0.68
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) including impact of dilutive adjustments	$(13.1)	$88.8	$(0.15)	$60.6	88.8	$0.68

	Nine Months Ended September 30,
	2023			2022
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$32.6	88.8	$0.37	$159.5	88.8	$1.80
Dilutive effect of employee stock options and awards	—	0.2	—	—	—	—
Net earnings (loss) including impact of dilutive adjustments	$32.6	89.0	$0.37	$159.5	88.8	$1.80
Diluted earnings per share represent the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and unissued restricted stock awards. Potential common shares are also considered antidilutive in the event of a net loss from operations.
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock options and awards	0.5	—	1.5	—
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	0.4	—	—	—

5.    GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill and intangible assets are the result of historical acquisitions; primarily the acquisition of Covance in 2015 by Labcorp. Subsequent acquisitions of businesses were allocated to the clinical development and commercialization services business of Fortrea based on the inclusion of the business activities using valuations at the time of acquisition.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 and 2022 are as follows:

	Clinical Services		Enabling Services		Total
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance as of December 31	$1,707.4	$1,791.0	$289.9	$289.9	$1,997.3	$2,080.9
Goodwill acquired during the period	—	—	—	—	—	—
Foreign currency impact	(2.6)	(143.7)	—	—	(2.6)	(143.7)
Balance as of September 30	$1,704.8	$1,647.3	$289.9	$289.9	$1,994.7	$1,937.2
The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable and appropriate, the Company’s business could be impacted by unfavorable changes, including those that impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions; primarily a worsening economic environment and protracted economic downturn and related impacts, including delays in revenue from new customers, increases in customer termination activity, or increases in operating costs.
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
The components of identifiable intangible assets are as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,188.2	$(420.3)	$767.9	$1,191.1	$(376.7)	$814.4
Technology	53.7	(49.8)	3.9	53.7	(47.8)	5.9
Other	13.3	(11.4)	1.9	13.3	(10.3)	3.0
Total	$1,255.2	$(481.5)	$773.7	$1,258.1	$(434.8)	$823.3
Amortization of intangible assets for the three and nine months ended September 30, 2023 was $16.0 and $47.9, respectively. For the three and nine months ended September 30, 2022, amortization was $16.2 and $49.7, respectively. Amortization expense of intangible assets is estimated to be $15.8 for the remainder of 2023, $62.8 in 2024, $60.0 in 2025, $59.1 in 2026, $59.1 in 2027 and $516.9 thereafter.
6.    DEBT
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
The current portion of long-term debt at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Current portion of senior secured term loan A facility due 2028	$25.0	$—
Current portion of senior secured term loan B facility due 2030	5.7	—
Debt issuance discount and fees	(4.6)	—
Total short-term borrowings and current portion of long-term debt	$26.1	$—
Long-term debt at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
7.5% senior notes due 2030	$570.0	$—
Senior secured term loan A due 2028	468.8	—
Senior secured term loan B due 2030	562.9	—
Debt issuance discount and fees	(29.3)	—
Total long-term debt	$1,572.4	$—
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
The Company drew on the term A and term B loans on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of September 30, 2023, the effective interest rate on the term A loan and term B loan was 7.57% and 9.07%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company's current revolving credit facility as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the effective interest rate on the revolving credit facility, assuming one month borrowing, was 7.57%. There is a commitment fee associated with the revolving credit facility of 0.35% (per annum and paid quarterly) and an annual $0.1 agency fee (paid in quarterly installments). The credit facility matures on June 30, 2028.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2023.
There were no outstanding letters of credit under the Credit Agreement as of September 30, 2023.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)

7.    DERIVATIVE INSTRUMENTS AND HEDGING
Summary of Derivative Instruments
The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and foreign currency exchange rates, through a controlled program of risk management that includes, from time to time, the use of derivative instruments such as foreign currency forward contracts (see “Foreign Currency Forward Contracts” section below) and interest rate swap agreements (see “Interest Rate Swaps” section below). The Company does not hold or issue derivative instruments for trading purposes. The derivative instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.
Interest rate swap agreements, which are used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative instruments are accounted for as cash flow hedges and recognized as assets and liabilities, as applicable, and classified as current or noncurrent based on the swap’s settlement dates. The derivative instruments have been assessed and are considered to be perfectly effective hedges and accordingly, changes in the fair value of the interest rate swaps are initially recorded in the condensed consolidated and combined statements of comprehensive income. Cash flows from the interest rate swaps are included in financing activities.
Foreign currency forward contracts, which are used by the Company to hedge the Company’s foreign currency exposure, are accounted for at fair value. As these contracts are short-term in nature and are not designated hedging instruments, changes in the fair value of the Company’s foreign currency forward contracts are recognized directly in earnings.
The fair value of the Company's interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		Fair Value of Derivatives At
		September 30, 2023		December 31, 2022
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other	$2.2	$(0.6)	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$2.2	$—	$—	$—
Derivative Contracts Designated as Hedges
Interest Rate Swaps
In August 2023, the Company entered into two fixed-to-variable interest rate swap agreements for its senior secured term A loan facilities to hedge the cash flow variability associated with the Company’s floating interest rate exposure. The interest rate swaps, both of which mature on December 31, 2026, had an aggregate notional amount of $150.0 at September 30, 2023, each had a fixed interest rate of 4.20%, and each return variable interest rates based on one-month SOFR. Because these derivative instruments meet the criteria for hedge accounting, all related gains and losses are accumulated within other comprehensive loss and are being reclassified to earnings as interest payments are recognized in the condensed consolidated and combined statements of operations.
Refer to Note 9, Preferred Stock and Common Shareholders' Equity for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
Derivative Contracts Not Designated as Hedges

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts with external counterparties to hedge the Company’s exposure to foreign currencies with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting and are recognized as assets or liabilities at their fair value with changes in fair value recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The aggregate notional value of these contracts was $406.3 at September 30, 2023.

8.    COMMITMENTS AND CONTINGENT LIABILITIES
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

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
9.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of September 30, 2023 and December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Three months ended September 30, 2023
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(218.8)	$(6.7)	$—	$(225.5)
Current quarter foreign exchange adjustments	(56.0)	—	—	(56.0)
Unrealized gain on derivative instrument	—	—	1.6	1.6
Tax effect of adjustments	—	—	(0.4)	(0.4)
Balance at September 30, 2023	$(274.8)	$(6.7)	$1.2	$(280.3)

	Three months ended September 30, 2022
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(260.4)	$(8.2)	$—	$(268.6)
Current quarter foreign exchange adjustments	(96.6)	—	—	(96.6)
Tax effect of adjustments	—	—	—	—
Balance at September 30, 2022	$(357.0)	$(8.2)	$—	$(365.2)

	Nine months ended September 30, 2023
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(267.2)	$(8.8)	$—	$(276.0)
Current quarter foreign exchange adjustments	(7.6)	—	—	(7.6)
Unrealized gain on derivative instrument	—	—	1.6	1.6
Tax effect of adjustments	—	—	(0.4)	(0.4)
Transfer from Former Parent	—	2.1	—	2.1
Balance at September 30, 2023	$(274.8)	$(6.7)	$1.2	$(280.3)

	Nine months ended September 30, 2022
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(140.2)	$(8.2)	$—	$(148.4)
Current quarter foreign exchange adjustments	(216.8)	—	—	(216.8)
Tax effect of adjustments	—	—	—	—
Balance at September 30, 2022	$(357.0)	$(8.2)	$—	$(365.2)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
10.    INCOME TAXES
Prior to the Separation, the Company’s operations were historically included in Labcorp’s U.S. combined federal, certain state and local, and foreign income tax returns. The income tax provision included in these combined financial statements has been calculated using the separate return basis as if the Company had filed separate tax returns. The Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable. The Company’s tax results, as presented in the combined financial statements, do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the periods presented. For the periods prior to the Separation, the income tax expense and deferred tax balances that are presented in these financial statements were calculated on a carve-out basis, which applied the accounting guidance as if the Company filed its own tax returns in each jurisdiction and included tax losses and tax credits that may not reflect tax positions taken by the Former Parent.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate (“AETR method”) and apply that forecasted tax rate to year-to-date income for each interim period. However, the AETR method resulted in an unreliable estimate of the Company’s annual effective tax rate due to changes in the Company’s post spin-off operational forecast as well as the impact of certain components of the forecast which are not inherent in the Company’s results of operations for the nine months ended September 30, 2023. Therefore, the Company recorded its interim income tax provision through September 30, 2023 using the discrete method, as allowed under ASC 740-270, Income Taxes – Interim Reporting. Using the discrete method, the Company determined income tax expense as if the nine months ended September 30, 2023 were an annual period.
For the three months ended September 30, 2023, the Company’s effective tax rate was 26.8% compared to 18.3% for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was higher than the Company’s statutory tax rate primarily due to earnings mix partially offset by U.S. taxes on foreign earnings. The effective tax rate for the three months ended September 30, 2022 was lower than the Company’s statutory tax rate primarily due to U.S. taxes on foreign earnings and domestic tax credits, partially offset by state taxes and additional tax deductions.
The effective income tax rate for the nine months ended September 30, 2023 was 22.6% compared to 18.3% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was higher than the statutory tax rate primarily due to earnings mix and foreign withholding taxes partially offset by U.S. taxes on foreign earnings. The effective tax rate for the nine months ended September 30, 2022 was lower than the statutory tax rate primarily due to U.S. taxes on foreign earnings and domestic tax credits, partially offset by state taxes and additional tax deductions.
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
During the nine months ended September 30, 2023, the amount of net unrecognized tax positions decreased by $0.3. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $1.0.

11.    STOCK COMPENSATION PLANS
Stock Incentive Plans
Prior to the Separation, certain Company employees were covered by the Former Parent-sponsored stock compensation arrangements. The stock compensation expense for the period prior to the Separation has been derived from the equity awards granted by Labcorp to the Company’s employees who are specifically identified in the plans, as well as an allocation of expense related to corporate employees of Labcorp. The Former Parent-sponsored stock compensation arrangements are approved under the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (the “Labcorp Plan”).

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
In June of 2023, Fortrea’s Board of Directors approved Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan (the “Plans”) and the current Board of Directors of Fortrea ratified the Plans by a unanimous written consent dated July 3, 2023. Under the Plans, the Company may grant incentive stock options, restricted stock units, and performance shares, as well as other forms of stock-based compensation to the Company’s employees, officers, and non-employee directors.
On July 18, 2023, all Labcorp equity incentive awards held by Fortrea employees that were outstanding on the distribution date were converted to 2.5 shares of Fortrea restricted stock units and 0.1 shares of Fortrea performance shares. Additionally, during the three months ended September 30, 2023, the Company granted awards under the Plans, including restricted stock units, performance stock units, and stock options, as indicated below.
As of September 30, 2023, 11.0 and 1.8 shares were authorized for future grants under Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan, respectively.
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock units (“RSUs”) is determined based on the number of shares granted and the quoted price of Fortrea’s common stock on the grant date. The grant date fair value of performance awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total shareholder return component of the performance awards. Such value is recognized as an expense over the service period, net of estimated forfeitures and Fortrea’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. The estimation of equity awards that will ultimately vest requires judgment and Fortrea considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
Stock Options
The following table summarizes grants of non-qualified options made by the Company to officers, key employees, or non-employee directors under all plans. Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Options vest ratably over a period of 3 years on the anniversaries of the grant date and have a contractual exercise period of 10 years subject to their earlier expiration or termination.
Changes in options outstanding under the plans for the three months ended September 30, 2023, were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	—	$—
Granted	0.8	$26.52
Exercised	—	$—
Cancelled	—	$—
Outstanding at September 30, 2023	0.8	$26.52	9.9 years	$1.7
Exercisable at September 30, 2023	—	$—	0.0 years	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The Company uses the Black-Scholes model to calculate the fair value of stock options. The following table shows the weighted average grant-date fair values of options issued during the period and the weighted average assumptions that the Company used to develop the fair value estimates:

Three Months Ended September 30, 2023
Weighted-average grant date fair value per option	$12.51
Weighted-average expected life (in years)	6.3
Risk free interest rate	4.4%
Expected volatility	40.4%
Expected dividend yield	—%
The volatility used in the determination of the fair value of the stock options was based on analysis of the historical volatility of guideline public companies and factors specific to the Company.
Restricted Stock Units and Performance Shares
The Company grants RSUs to officers, key employees, and non-employee directors. RSUs typically vest annually in equal one-third increments beginning on the first anniversary of the grant (e.g., a share grant in 2023 represents a three-year award opportunity for the period of 2023-2025 and, if earned, vests fully (to the extent earned) in the first quarter of 2026).
The Company grants performance shares (non-vested shares) to officers and key employees. Performance share awards are subject to a 3 year cliff vesting period in addition to certain revenue and adjusted EBITDA targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned RSU and performance share compensation is amortized to expense, when probable, over the applicable vesting periods.
The following table shows a summary of non-vested shares for the three months ended September 30, 2023:

	Number of Shares		Weighted-Average Grant Date Fair Value
	Restricted Stock Units	Performance Shares	Restricted Stock Units	Performance Shares
Non-vested at June 30, 2023	—	—	$—	$—
Converted	2.5	0.1	34.2	43.8
Granted	0.6	—	27.3	—
Vested	—	—	—	—
Cancelled	(0.1)	—	34.9	—
Non-vested at September 30, 2023	3.0	0.1	$32.9	$43.8
All Plans
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated and combined statements of operations were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Direct costs	$7.0	$16.4
Selling, general and administrative expenses	4.1	10.8
Total stock compensation expense	$11.1	$27.2

Income tax benefits	$0.2	$1.7

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Unrecognized Compensation Cost
As of September 30, 2023, there was $83.4 of total unrecognized compensation cost related to non-vested stock options, restricted stock units and performance share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.0 years and will be included in cost of revenues and selling, general and administrative expenses.

12.    TRANSACTIONS WITH FORMER PARENT
Prior to the Separation on June 30, 2023, the condensed consolidated and combined financial statements were prepared on a standalone basis and were derived from the condensed consolidated financial statements and accounting records of Labcorp. The following discussion summarizes activity between the Company and Labcorp.
Allocation of General Corporate and Other Expenses
Prior to the Separation, the Company’s condensed consolidated and combined statements of operations included expenses for certain centralized functions and other programs provided and administered by Labcorp that are charged directly to the Company. In addition, for purposes of preparing these condensed consolidated and combined financial statements on a carve-out basis, a portion of Labcorp’s total corporate expenses were allocated to the Company. See Note 1, Basis of Financial Statement Presentation for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.
The following table is a summary of corporate and other allocations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023 [1]	2022
Direct costs	$—	$39.4	$86.6	$120.9
Selling, general and administrative expenses	—	55.7	105.0	160.9
Restructuring and other charges	—	0.1	0.2	0.7
Foreign exchange gain (loss)	—	5.2	2.2	13.2
Corporate and other allocations	$—	$100.4	$194.0	$295.7
1 Activity reflected through the Separation date
Included in the aforementioned amounts are $0.0 and $72.0 related to costs for certain centralized functions and programs provided and administered by Labcorp that are charged directly to the Company for the three months ended September 30, 2023 and 2022, respectively, and $147.6 and $214.8 for the nine months ended September 30, 2023 and 2022, respectively. In addition, a portion of Labcorp’s total corporate expenses has been allocated to the Company for services from Labcorp. These costs were $0.0 and $28.4 for the three months ended September 30, 2023 and 2022, respectively, and $46.4 and $80.9 for the nine months ended September 30, 2023 and 2022, respectively. The allocations of foreign exchange gain (loss) represent the allocation of the results of hedging activities performed by Labcorp on behalf of the Company.
The Company has arrangements with third parties where the services are subcontracted to Labcorp (and its affiliates that were not part of the transaction). The Company’s direct costs include services purchased from Labcorp for commercial contracts totaling $0.0 and $21.6 for the three months ended September 30, 2023 and 2022, respectively, and $48.8 and $65.7 for the nine months ended September 30, 2023 and 2022, respectively.
Hedging Activities
Prior to the Separation, the Company did not enter into any derivative contracts with external counterparties. However, foreign currency forward contracts with external counterparties were utilized to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. Earnings related to these contracts

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
were included in the condensed consolidated and combined statements of operations as part of corporate allocations. Refer to Note 7, Derivative Instruments and Hedging, for information regarding derivative contracts entered into after Separation.
Net Transfers To and From Labcorp
Net transfers to and from Labcorp are included within Former Parent company investment on the condensed consolidated and combined statements of changes in equity. The components of the transfers to and from Labcorp during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022
General financing activities	$—	$(140.5)
Corporate allocations	—	94.0
Stock compensation expense	—	6.4
Total net transfers (to) from Former Parent	$—	$(40.1)

	Nine Months Ended September 30,
	2023 [1]	2022
Special Payment to Former Parent	$(1,595.0)	$—
General financing activities	(286.8)	(276.5)
Corporate allocations	183.8	276.1
Stock compensation expense	10.2	19.6
Total net transfers (to) from Former Parent	$(1,687.8)	$19.2
1 Activity reflected through the Separation date.
13.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2023	2022
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$22.9	$0.2
Income taxes, net of refunds	21.9	20.0
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	(1.5)	2.3
Disclosure of non-cash transfers to (from) Parent:
Change in right-of-use lease assets	13.9	—
Change in property, plant and equipment, net	(27.7)	—
14.    BUSINESS SEGMENT INFORMATION
The following tables are a summary of segment information for the three and nine months ended September 30, 2023 and 2022. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea chief executive officer has been identified as the CODM.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The CODM allocates resources and assesses performance based on the underlying businesses which determines the Company's operating segments. The Company reports its business in two reportable segments: Clinical Services, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities, and Enabling Services, which provides post-approval patient access services and technology enabled solutions to support clinical trials. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The CODM evaluates performance using revenue and segment operating income. Segment asset information is not presented because it is not used by the CODM at the segment level.
Revenues from external customers by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from external customers:
Clinical Services	$711.7	$697.2	$2,129.8	$2,127.6
Enabling Services	64.7	65.1	203.8	206.8
Total revenues	$776.4	$762.3	$2,333.6	$2,334.4
Intersegment revenues, which are eliminated in consolidation, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Intersegment revenues:
Clinical Services	$0.3	$0.3	$0.9	$0.8
Enabling Services	2.5	1.8	6.9	7.1
Total revenues	$2.8	$2.1	$7.8	$7.9
Through the Spin, the condensed combined statements of operations include costs for certain centralized functions and programs provided and administered by Labcorp that are charged directly to the Company. These centralized functions and programs include, but are not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation. These additional allocations were reported as “corporate costs not allocated to segments” in the table below. After the Separation, as a standalone public company, the Company has allocated costs for certain centralized functions and programs to the Clinical Services and Enabling Services segments based on appropriate metrics such as revenues or headcount. The Corporate costs not allocated to segments include the costs of centralized functions including corporate governance, executive management and related human resources, finance, legal, risk management, and information technology functions. Operating income of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment.
Operating income by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Income:
Clinical Services	$59.9	$108.5	$192.4	$299.8
Enabling Services	2.3	5.7	6.0	21.3
Segment operating income:	62.2	114.2	198.4	321.1
Corporate costs not allocated to segments	(20.6)	(23.9)	(60.0)	(70.8)
Amortization	(16.0)	(16.2)	(47.9)	(49.7)
Restructuring and other	(11.6)	(5.2)	(16.7)	(27.8)
Total operating income	$14.0	$68.9	$73.8	$172.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Prior to the spin-off (the “Spin” or “the Separation”), Fortrea existed and functioned as part of Laboratory Corporation of America Holdings, which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited combined financial statements and corresponding notes and our unaudited condensed consolidated and combined financial statements and corresponding notes in Item 1. “Financial Statements.”
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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” Section of our Information Statement filed with our Registration Statement on Form 10, as amended (the “Form 10”), as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: the risk that we may not realize some or all of the benefits expected to result from the Spin, or that such benefits are delayed; risks and consequences that are a result of the Spin; the impacts of becoming an independent public company; our reliance on Labcorp to provide financial reporting and other financial and accounting information for periods prior to the Spin through the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses throughout the transition period and beyond; the risk that establishment of our accounting, enterprise resource planning, and other management systems post the transition period could cost more or take longer than anticipated; the impact of the rebranding of the Company; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations and currency fluctuations; our customer or therapeutic area concentrations; any further deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not rebound after the Spin to the extent or over the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; and other factors described in the Form 10 and from time to time in documents that we file with the SEC.

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
Company Overview
Fortrea Holdings Inc. ("Fortrea" or the “Company”), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development services, patient access solutions and other enabling services to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid Service structures. We have a rich history of providing clinical development services for over 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, we completed a spin-off (the “Spin” or the “Separation”) from Laboratory Corporation of America Holdings (“Labcorp” or “Former Parent”). We leverage our global scale, clinical data insights, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to our customers. With what we believe is a distinctive market offering, Fortrea meets growing global demand for clinical development services.
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
We manage our business in two reportable segments - Clinical Services and Enabling Services. The Clinical Services segment comprises services across the clinical pharmacology and clinical development spectrum. The Enabling Services segment provides patient access and clinical trial technology solutions.
Separation from Labcorp
On June 30, 2023, we completed the Spin from Labcorp through a pro-rata distribution of one share of Fortrea common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. Fortrea began to trade as a separate public company (NASDAQ: FTRE) on July 3, 2023.
Incremental Independent Public Company Expenses
The condensed consolidated and combined statements of operations include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to us in the periods presented prior to the Spin. These centralized functions and programs include, but are not limited to, legal, tax, treasury, risk management, sales expenses, IT, human resources, finance, supply chain, executive leadership and stock-based compensation.
These expenses were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or other reasonable driver, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as IT and infrastructure. For a period following the Separation, however, some of these functions will be provided by Labcorp under transition services agreements.

The actual costs of services represented by these allocations may vary significantly from the amounts allocated to us in the accompanying financial statements.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 compared with Three Months Ended September 30, 2022 and Nine Months Ended September 30, 2023 compared with Nine Months Ended September 30, 2022
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Clinical Services	$711.7	$697.2	2.1%	$2,129.8	$2,127.6	0.1%
Enabling Services	64.7	65.1	(0.6)%	203.8	206.8	(1.5)%
Total	$776.4	$762.3	1.8%	$2,333.6	$2,334.4	—%
The Company’s revenues for the three months ended September 30, 2023 were $776.4, an increase of 1.8% over revenues of $762.3 in the corresponding period in 2022. The change in revenues was due to an increase in organic revenues of 1.0% and favorable foreign currency translation of 0.8%. The Company defines organic growth as the change in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 1.0% increase in organic revenues was primarily driven by an increase in pass through revenues offset by lower service revenues resulting from the mix and quantity of recent new business wins and the impact of a prior year FSP cancellation.
The Clinical Services segment’s revenues for the three months ended September 30, 2023 were $711.7, an increase of 2.1% compared to revenues of $697.2 in the corresponding period in 2022. The increase in revenues was driven by an increase in pass through revenues offset by lower service revenues resulting from the mix and quantity of recent new business wins and the impact of a prior year FSP cancellation.
The Enabling Services segment’s revenues for the three months ended September 30, 2023 were $64.7, a decrease of 0.6% compared to revenues of $65.1 in the corresponding period in 2022. The decrease in revenues was due to lower call center volume.
The Company’s revenues for the nine months ended September 30, 2023, were $2,333.6, essentially flat over revenues of $2,334.4 in the corresponding period in 2022. The change in revenues was due to an increase in organic revenues of 0.2% offset by unfavorable foreign currency translation of 0.2%. The 0.2% increase in organic revenues was primarily driven by an increase in pass through revenues offset by lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession and the mix and quantity of recent new business wins.
The Clinical Services segment’s revenues for the nine months ended September 30, 2023 were $2,129.8, an increase of 0.1% compared to revenues of $2,127.6 in the corresponding period in 2022. The increase in revenues was driven by an increase in pass through revenues offset by lower service revenues resulting from the impact of a prior year FSP cancellation, a customer concession and the mix and quantity of recent new business wins.
The Enabling Services segment’s revenues for the nine months ended September 30, 2023 were $203.8, a decrease of 1.5% compared to revenues of $206.8 in the corresponding period in 2022. The decrease in revenues was due to customer cancellations and lower call center volume.

Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Direct costs	$647.3	$594.8	8.8%	$1,932.9	$1,847.6	4.6%
Direct costs as a % of revenues	83.4%	78.0%		82.8%	79.1%
Direct costs increased 8.8% during the three months ended September 30, 2023 as compared with the corresponding period in 2022. Direct costs increased as a percentage of revenues to 83.4% during the three months ended September 30, 2023 as compared to 78.0% in the corresponding period in 2022. Direct costs increased 4.6% during the nine months ended September 30, 2023 as compared with the corresponding period in 2022. Direct costs increased as a percentage of revenues to 82.8% during the nine months ended September 30, 2023 as compared to 79.1% in the corresponding period in 2022.The increase in direct costs in both periods was primarily due to higher pass through costs, transition services agreement costs and personnel costs partially offset by the removal of Former Parent corporate allocations and carve-out adjustments Fortrea received prior to the Spin. Pass through costs are paid by the customer resulting in revenue fully offset by these direct costs.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Selling, general and administrative expenses	$78.9	$70.7	11.6%	$237.7	$216.5	9.8%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefits, advertising and promotional expenses, credit loss provision, professional fees, administrative travel, facility charges and certain IT costs, and other administrative expenses. Selling, general and administrative expenses increased by 11.6% during the three months ended September 30, 2023 as compared with the corresponding period in 2022. The increase was primarily due to an increase in personnel costs, transition service agreement costs, credit loss provisions, and professional fees partially offset by elimination of prior year Former Parent corporate allocations and carve-out adjustments Fortrea received prior to the Spin.
Selling, general and administrative expenses increased 9.8% during the nine months ended September 30, 2023 as compared with the corresponding period in 2022. The change in selling, general and administrative expenses was primarily due to an increase in personnel costs, credit loss provisions, transition service agreement costs and professional fees partially offset by elimination of prior year Former Parent corporate allocations and carve-out adjustments Fortrea received prior to the Spin.

Depreciation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Depreciation expense	$8.6	$6.5	32.3%	$24.6	$20.0	23.0%
The increase in depreciation expense for the three months and nine months ended September 30, 2023 as compared to the corresponding periods in 2022 was due to the increase of property, plant and equipment, primarily IT assets, when they were separated between Fortrea and the Former Parent at Spin.
Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Amortization of intangibles and other assets	$16.0	$16.2	(1.2)%	$47.9	$49.7	(3.6)%
The decrease in amortization of intangibles and other assets during the three months ended September 30, 2023, as compared to the corresponding period in 2022, was not significant.
The decrease in amortization of intangibles and other assets during the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily the result of the impairment of technology assets that occurred in the fourth quarter of 2022.
Restructuring and Other Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Restructuring and other charges	$11.6	$5.2	123.1%	$16.7	$27.8	(39.9)%
During the three and nine months ended September 30, 2023, the Company recorded net restructuring charges of $11.6 and $16.7, respectively, which is reflected within restructuring and other charges in the condensed consolidated and combined statements of operations. These charges are associated with Company actions to reduce overcapacity, align resources, and restructure certain operations and included eliminating redundant positions and aligning resources for cost improvement and to meet customer requirements.
During the three and nine months ended September 30, 2022, the Company recorded net restructuring charges of $5.2 and $27.8, respectively. These costs were associated with general cost improvement and headcount reduction initiatives at various locations around the world.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest expense	$(34.6)	$—	100%	$(35.3)	$—	100%
The increase in interest expense for the three and nine months ended September 30, 2023, as compared with the corresponding period in 2022, is primarily due to the incurrence of indebtedness, consisting of borrowings under senior secured term loan facilities and senior secured notes.

Foreign Exchange Gain (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Foreign exchange gain (loss)	$(0.9)	$4.8	(118.8)%	$(1.0)	$21.1	(104.7)%
The change in foreign exchange gain (loss) for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to the relative weakening of the U.S. Dollar against the British Pound and the Euro resulting in $3.1 in foreign exchange losses offset by $2.2 of hedging gains from the Company’s hedging program for 2023. For the three months ended September 30, 2022, foreign exchange gains were $10.1 offset by $5.3 of hedging losses from the Former Parent hedging program.
The change in foreign exchange gain (loss) for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to the relative weakening of the U.S. Dollar against most major foreign currencies resulting in $1.1 in foreign exchange losses and $2.1 of allocated hedging losses from the Former Parent hedging program offset by $2.2 of hedged gains from the Company’s hedging program for 2023. For the nine months ended September 30, 2022, foreign exchange gains of $34.2 were offset by $13.1 of allocated hedging losses from the Former Parent hedging program.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense	$(4.8)	$13.6	$9.5	$35.8
Income tax expense as a % of income before tax	26.8%	18.3%	22.6%	18.3%
For the three months ended September 30, 2023, the Company's effective tax rate was 26.8% compared to the 2022 tax rate of 18.3%. For the nine months ended September 30, 2023, the Company's effective tax rate was 22.6% compared to the 2022 tax rate of 18.3%. The fluctuations in the quarter-to-date and year-to-date periods were primarily due to earnings mix and application of available tax credits in various jurisdictions.
Operating Results by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Clinical Services operating income	$59.9	$108.5	(44.8)%	$192.4	$299.8	(35.8)%
Enabling Services operating income	2.3	5.7	(59.6)%	6.0	21.3	(71.8)%
Segment operating income	$62.2	$114.2	(45.5)%	$198.4	$321.1	(38.2)%
Clinical Services operating income was $59.9 for the three months ended September 30, 2023, a decrease of 44.8% from operating income of $108.5 in the corresponding period of 2022. The decrease in operating income was primarily due to lower service revenues driven by the mix and quantity of recent new business wins and the impact of a prior year FSP cancellation.
Enabling Services operating income was $2.3 for the three months ended September 30, 2023, a decrease of 59.6% from operating income of $5.7 in the corresponding period of 2022. The decrease was driven by lower revenues combined with investments in resources related to servicing a recent new award.
Clinical Services operating income was $192.4 for the nine months ended September 30, 2023, a decrease of 35.8% from operating income of $299.8 in the corresponding period of 2022. The decrease in operating income was primarily due to lower service revenues driven by the impact of a prior year FSP cancellation, a customer concession, the mix and quantity of recent new business wins and an increased provision for credit losses. This was partially offset by decreased personnel costs.
Enabling Services operating income was $6.0 for the nine months ended September 30, 2023 a decrease of 71.8% from operating income of $21.3 in the corresponding period of 2022. The decrease was driven by lower revenues combined with investments in resources related to servicing a recent new award.

Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we have incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 6, Debt to the condensed consolidated and combined financial statements above. We have also entered into an accounts receivable purchase program (“ARPP”), which establishes a receivables factoring facility that permits the Company to sell up to $80.0 in customer receivables to a financial institution based on the availability of certain eligible receivables and the satisfaction of certain conditions. As of September 30, 2023, the Company had no outstanding factored customer receivables.
We believe our existing cash and cash flows generated from operations, plus existing credit facilities, will be sufficient to cover the needs of our current and planned operations for at least the next 12 months. From time to time, we routinely evaluate strategic opportunities, including potential acquisitions, joint ventures or investments in complementary businesses. We may also access capital markets through the issuance of debt or equity, which we may use in connection with the acquisition of complimentary businesses or other significant assets, or for other strategic opportunities, or general corporate purposes.
Cash Flows for the nine months ended September 30, 2023 and 2022
In summary the Company's cash flows were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used for) operating activities	$155.0	$59.2
Net cash used for investing activities	(22.8)	(35.6)
Net cash (used for) provided by financing activities	(134.4)	(0.4)
Effect of exchange rate on changes in cash and cash equivalents	(2.3)	(10.3)
Net change in cash and cash equivalents	$(4.5)	$12.9
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2023 and 2022 totaled $107.5 and $107.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the nine months ended September 30, 2023, the Company's operations provided $155.0 of cash as compared to $59.2 of cash during the nine months ended September 30, 2022. Net cash provided by operating activities increased by $95.8 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Cash flows from operating activities benefited from an improvement in unbilled services and deferred revenue and lower cash used for accrued expenses partially offset by a decrease in net income.

Cash Flows from Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2023 was $22.8 as compared to net cash used for investing activities of $35.6 for the nine months ended September 30, 2022. The $12.8 decrease in net cash used for investing activities for the nine months ended September 30, 2023, was primarily due to a year over year decrease in capital expenditures. Capital expenditures were $30.9 and $36.0 for the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures in 2023 were 1.3% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.
Cash Flows from Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2023 was $134.4 compared to cash used by financing activities of $0.4 for the nine months ended September 30, 2022. Cash provided by financing activities related to proceeds from term loans and senior note offerings was offset primarily by the net transfers to Former Parent.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes. Refer to Note 7, Derivative Instruments and Hedging to the condensed consolidated and combined financial statements above for information on how the Company utilizes derivative financial instruments.
Foreign Currency Exchange Rates
Approximately 16.6% and 18.6% of our revenues for the nine months ended September 30, 2023 and 2022, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated and combined financial results. In the third quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were the Euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the nine months ended September 30, 2023 by approximately $1.2 and for the year ended December 31, 2022 by approximately $4.3. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $(7.6) and $(216.8) at September 30, 2023 and September 30, 2022, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
We earn revenue from service contracts over a period of several months to many years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We are also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We do not enter into any derivative contracts with external counterparties. Starting in the quarter ended September 30, 2023, we entered into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings.
Prior to the Spin, the Former Parent entered into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts did not qualify for hedge accounting and the changes in fair value were recorded directly to earnings. Earnings related to these contracts were included in the combined statements of operations as part of corporate allocations.
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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We are significantly leveraged and incurred approximately $1,640.0 of long-term debt in connection with the Spin. A majority of this debt bears interest at a variable rate, and we entered into a floating-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At September 30, 2023, we had $1,062.3 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future floating-to-fixed interest rate swap transactions, a hypothetical 1.00% increase in interest rates would result in increased interest expenses of $10.6. We expect to manage our interest rate risk but expect to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See “Description of Certain Indebtedness and Other Financing.”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ending September 30, 2023. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending September 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the quarter ended June 30, 2023, Fortrea relied on certain material processes and internal controls over financial reporting performed by Labcorp.
Changes in Internal Control Over Financial Reporting
No changes in our internal controls over financial reporting during the quarter ended September 30, 2023 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 (Commitments and Contingencies) to the Company’s condensed consolidated and combined financial statements, above, which is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of the risks relating to our business, see the “Risk Factors” section of our Form 10 and the “Cautionary Statement Concerning Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	Restricted Stock Unit Award Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike.		8-K	001-41704	10.1	21-Aug-23
10.2	Non-Qualified Option Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike		8-K	001-41704	10.2	21-Aug-23
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ JILL McCONNELL
Name:	Jill McConnell
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: November 13, 2023