Form 10-K
period 2023-12-31
Fortrea Holdings Inc.
filed 2024-03-13
CIK 1965040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-04321
__________________________________
Fortrea Holdings Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	92-2796441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Moore Drive, Durham, North Carolina	27709
(Address of Principal Executive Offices)	(Zip Code)
(877) 495-0816
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FTRE	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant completed the spin-off from Laboratory Corporation of America Holdings but had not begun to trade publicly as a standalone company. Thus, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Stock Market LLC on July 3, 2023. The aggregate market value of common stock held by non-affiliates of the registrant on July 3, 2023 of $36.84, was approximately $3.3 billion.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 11, 2024 was 89.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements
This Form 10-K and other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) include or will include forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects and growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in Item 1A. Risk Factors of this document. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: the impacts of becoming an independent public company; our reliance on Labcorp to provide financial reporting and other financial and accounting information for periods prior to the Spin through the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses throughout the transition period and beyond; the risk that establishment of our accounting, enterprise resource planning, and other management systems post the transition period could cost more or take longer than anticipated; the impact of the rebranding of the Company; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations and currency fluctuations; our customer or therapeutic area concentrations; any further deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate over the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; our ability to complete divestiture of Endpoint Clinical and Fortrea Patient access businesses on time or at all and our ability to realize the full purchase price and benefits of the transaction; and other factors described from time to time in documents that we file with the SEC.
All forward-looking statements are made only as of the date of this Form 10-K and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. For a further discussion of the risks relating to our business, see the Item 1A. Risk Factors of this document.

PART I
ITEM 1. BUSINESS
Overview
Fortrea Holdings Inc. is a leading global contract research organization (“CRO”), providing clinical development, patient access solutions and consulting to the life sciences industry. We provide phase I through IV clinical trial management, clinical pharmacology, differentiated technology-enabled trial solutions and post-approval services. For more than 30 years, we have supported our global pharmaceutical, biotechnology, and medical device customers across more than 20 therapeutic areas, providing agile delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid structures. We believe we are well positioned to leverage our global scale, access to clinical data-driven insights, industry network, and decades of experience to bring customers distinctive, expert solutions.
Our team of approximately 18,000 employees provides services in about 90 countries. Our solutions streamline the biopharmaceutical product and medical device development process. Additionally, we successfully utilize enabling technologies to optimize processes and evolve with a dynamic marketplace.
Fortrea combines decades of domain expertise with the nimbleness required to meet market demand for flexible engagements with large and small customers, delivering solutions that bring life-changing treatments to patients faster and creating value for all stakeholders. Our expertise in the biopharmaceutical product and medical device development process has enabled us to design service offerings to better meet the needs of customers. We manage our business in two reporting segments — Clinical Services and Enabling Services. Our Clinical Services segment brings solutions to market that include clinical pharmacology and comprehensive clinical development capabilities. Our Enabling Services segment provides patient access and technology solutions that can be deployed as a standalone offering or across our global solutions depending on the scope of our customers’ needs. This comprehensive platform provides our customers with efficient processes across delivery models.
Fortrea Holdings Inc. was formed through a spin-off of the CRO business, which we refer to as the “Spin” or the “Separation,” from Laboratory Corporation of America Holdings, which we refer to herein as “Labcorp” or “Former Parent”. All references in this Form 10-K to “Fortrea”, “the Company”, “we”, “our” or “us” refer to Fortrea Holdings Inc., a Delaware corporation, and its subsidiaries, unless otherwise indicated by the context. On June 29, 2023, which we refer to as the "Separation Date," Fortrea and Labcorp entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Labcorp agreed to spin-off its CRO business into Fortrea, a standalone, publicly traded company. References in this Annual Report on Form 10-K to “our consolidated and combined financial statements,” “our combined financial statements” and similar expressions refer to the combined financial statements of Fortrea and Labcorp due to the fact that as of certain dates and during certain periods presented in the financial statements, Fortrea was still a wholly-owned subsidiary of, and operated under those businesses of, Labcorp.
Our Business
Clinical Services Segment:
•Clinical Pharmacology. We are a recognized leader in clinical pharmacology, known for exploratory clinical pharmacology and biopharma label support. We offer an integrated clinical pharmacology solution that delivers precision, quality and safety. Our solutions include our clinical pharmacology units and external partnerships, project management, study design and monitoring, bioanalytics and biomarkers, pharmacokinetics (“PK”), modeling and simulation, and biometrics. In 2023, we completed a multi-year effort to expand our clinical pharmacology solutions and capacity, which are now fully available for customers. The expansion included a 100,000 square feet state-of-the-art facility in Leeds, U.K. offering 100 bed capacity, as well as approximately 20,000 square feet of new or renovated space, adding capacity and capabilities across our clinical research units (“CRUs”) in Dallas, Texas with 100 bed capacity; Daytona, Florida with 72 bed capacity; and Madison, Wisconsin with 72 bed capacity. The expansion also included new state-of-the-art current good manufacturing practice (“cGMP”) pharmacies in the Leeds and

Daytona CRUs. All Fortrea CRUs now have cGMP pharmacies within them, enabling on-site manufacture of sterile and non-sterile drug product. A global bedside data capture system has been implemented across all CRUs.
•Clinical Development. We are a leading full-service provider of phase I through IV clinical studies with a flexible approach to serving our customers. Clinical Development is Fortrea’s largest offering in terms of annual revenue contribution and has been for the last five years. Services include, but are not limited to, regulatory affairs, protocol design, operational planning, study and site start-up, patient recruitment, project management, comprehensive monitoring, data management and biostatistics, pharmacovigilance, medical writing, and mobile clinical services. Our service offerings are supported by technological innovations such as digital and decentralized clinical trial capabilities. We focus on rapidly expanding research areas such as oncology, central nervous system and neurodegenerative, rare diseases, and cell and gene therapies. Additionally, we have deep scientific expertise in a broad spectrum of therapeutic areas and diseases, such as cardiovascular, renal, autoimmune, metabolic, infectious disease, dermatology, ophthalmology, immunology, inflammation, respiratory, nephrology, rheumatology, women’s health, and MASH (Metabolic dysfunction-associated steatohepatitis, formerly referred to as NASH), among others. Over the previous five years, we have conducted more than 5,850 phase I through IV clinical trial projects involving more than 1,000,000 subjects. Clinical Development is enhanced by our pharmacology learnings, which we apply to future clinical programs. We also have a medical device and diagnostics offering, which has conducted more than 600 studies in the previous five years. We believe Fortrea is poised to capture additional market share in the large and expanding development market.
We offer our customers a tailored approach to clinical trial solutions through the use of three delivery models: Full Service, Functional Service Provider, and Hybrid.
◦Full Service. Integrates multiple disciplines from our service offerings to comprehensively support our customers in their development programs across key geographies. Our service offering integrates protocol design and operational planning, site start-up and patient recruitment, project and program management, comprehensive site monitoring, centralized monitoring and medical data review, clinical and biometrics services, medical writing, and mobile clinical services. Our project-centric approach utilizes dynamic team resourcing with agile role-based structures. This approach allows for more adaptability to trial types with customer-tailored designs.
◦Functional Service Provider. Offers customers experienced personnel to perform targeted activities throughout their development programs. This approach reduces our customers’ need to recruit and train dedicated internal resources which saves on cost and time and enables flexibility. Our service offering delivers comprehensive, strategic solutions designed to adapt to the level of customer control and infrastructure. Our FSP team can provide dedicated offerings in clinical operations, clinical data management, biostatistics, statistical programming, pharmacovigilance, mobile clinical services, and medical writing, among other customized solutions.
◦Hybrid. Provides the project-centric approach of a Full Service model while integrating FSP models to varying degrees on large portfolios with therapeutic similarities, to drive efficiencies and enhance sponsor control for clinical development. Our ability to tailor our services to customer needs demonstrates the agility we can offer customers across the industry value chain. Fortrea offers this flexibility at a global scale and we expect to position our team as a partner of choice for customers that require a tailored approach.
•Consulting Services. We provide comprehensive consulting services from product development and regulatory strategy to market access and health economics and outcomes research (“HEOR”), including real-world evidence (“RWE”) services. Our teams provide expertise, innovation and support for all product development stages (nonclinical and clinical phases I-IV), for small and large molecules, cell and gene therapies and biosimilars, across multiple therapeutic areas, including rare diseases to help customers define the most appropriate stakeholder strategy and development pathway to optimize equitable and affordable access to life science innovation.

Enabling Services Segment:
•Patient Access. Fortrea has established a comprehensive portfolio of services to optimize patient support, adherence and product access. We provide solutions for co-pay, reimbursement and affordability assistance, real-time analytics and market access. Our team operates on behalf of biopharmaceutical product and medical device manufacturers by employing highly trained agents within contact centers and field-based teams. Our field reimbursement specialists enable healthcare practitioners in the United States to navigate product access for their patients. Our nurse-educator staffed call centers provide customized patient support programs designed to address barriers to product use and adherence. We have a non-commercial specialty pharmacy solution providing cold chain storage and specialty prescription dispensing on behalf of biopharmaceutical customers. Our priority is to help patients gain access to treatments on behalf of our customers.
•Technology Solutions. We provide our customers access to products that support critical decision points in the lifecycle of their assets. endpoint ClinicalTM (“Endpoint”) provides comprehensive randomization and trial supply management (“RTSM”) technology solutions, automating key trial processes, streamlining site and subject management, improving coordination and collaboration, accelerating time to launch and reducing costs. Endpoint has expertise in oncology, cell and gene therapies, neurology and other complex therapeutic areas, with approximately 80% of its projects in late-stage studies. It provides core services through its Pulse, Drive and analytics platforms. Pulse is its core RTSM technology facilitating patient dosings and inventory services. Drive is its centralized inventory hub and Investigator Sponsored Trial management services. Its analytics platform offers cloud-based, cross-protocol clinical trial analytics and insights. Endpoint has supported more than 100,000 sites spanning more than 90 countries.
Market Opportunity
CROs provide services to customers to assist in phase I through phase IV clinical trials and commercialization to accelerate the development and access of safe, effective medical therapies and devices. Developing new biopharmaceutical products and medical devices for the treatment of human disease is a complex, costly, and lengthy process. Prior to commercialization, a biopharmaceutical product or medical device must undergo extensive preclinical and clinical testing as well as regulatory review to demonstrate an acceptable benefit-risk profile by regulatory authorities. As a result, bringing a new biopharmaceutical product or medical device to market can take up to 12 years and costs $2.5 billion or more on average.1
The biopharmaceutical product development process consists of three stages: preclinical, clinical, and commercialization. The preclinical process is the stage of research that begins prior to clinical studies and collects data on the feasibility, efficacy, and safety of drugs through experiments outside of the human body. The clinical stage is the most time-consuming and expensive part of the drug development process. During this stage, the product candidate undergoes a series of tests in humans. In phase I, small groups of study volunteers are exposed to ascending doses of the experimental product in order to assess safety and to determine the distribution of the drug and maximally tolerated dose. Preliminary assessment of the relationships between dosage, safety, and effectiveness follow in phase II before expanding to larger trials, phase III, to formally test effectiveness and safety in the target population. Phase IV, or post-approval trials, involves monitoring or verifying the risks and benefits of a drug product that has been approved and on the market.
The clinical development market is a large, attractive and growing market. Clinical development spend by the pharmaceutical and biotechnology industry was estimated to be $100 billion in 2022 2. Of this, we estimate the current addressable market for Fortrea to be $35 billion. Over the next several years, pharmaceutical and biotechnology companies are projected to increase R&D investment, grow their pipelines, and outsource more programs to CROs. We believe these underlying market trends represent a significant opportunity for us.

[1] Geoffrey Levitt testimony before Senate Judiciary Committee July 31, 2021.
[2] Simoens S and Huys I (2021) R&D Costs of New Medicines: A Landscape Analysis: Front. Med. 8:760762. doi: 10.3389/fmed.2021.760762 and 2022 Pharma R&D Spend. Evaluate Ltd.

In addition to the growth in R&D expenditures, an increase in outsourcing has also supported the growth of the CRO sector. Global pharmaceutical and biotechnology companies continue to outsource a significant amount of the biopharmaceutical product development process as they seek therapeutic diversity for their pipelines, target diverse global populations, and require deep scientific research. We believe there are three key trends affecting our end markets and believe that such trends will continue creating an increased demand for our services:
•Increasing Pharmaceutical and Biotechnology R&D Spend. Growing R&D investment will help propel the CRO market as new indications are discovered, resulting in a greater demand for clinical trials. Over the past decade, we have seen the biopharma industry leverage science, technology, and AI to advance the level of understanding of the pathogenesis of human disease, and to identify new therapeutic targets and treatments. Despite a relative downturn in 2022 compared to 2020 and 2021, over the medium to longer term we expect the biotechnology funding to be strong.
•Expanding Scope of Capabilities. CROs have successfully expanded the scope of services they are able to offer pharmaceutical, biotechnology, and medical device companies, increasing the addressable market that they serve. Examples include the expansion of decentralized trial (“DCT”) services, global logistics, and management of highly complex biologics, and cell and gene therapy trials. The need for biopharmaceutical companies to expand the commercial potential of their products internationally has been a catalyst for the increasingly global nature of clinical trials. CROs that can capitalize on extensive datasets to inform decisions and increase efficiency in international clinical trials have benefited from these changing dynamics. As customers continue to prioritize their R&D pipelines with biologics and advanced therapies, such as cell and gene therapies, additional complex clinical trial capabilities will also be required from CROs. We are built to handle the increased complexity and global demand that underpin these industry tailwinds.
•Elevated Outsourcing Levels. As large biopharmaceutical companies seek to reduce the cost and time to develop biopharmaceutical products, they have increasingly relied on CROs for services to preserve flexibility and reduce costs associated with clinical trials and improve time to market. According to multiple industry investment sources, the CRO market is expected to grow more slowly for the next two years, at approximately 3-5%, and return to a growth rate of 6-9% in the longer term. The growth is driven by low single-digit percentile growth from large pharmaceutical companies, double-digit percentile growth from smaller biotechnology companies, and a continued drive for more outsourcing generally.
Despite the large, attractive and growing market that Fortrea operates in, our business is subject to a number of risks inherent to our industry, including our customers’ ability to access sufficient funding to run clinical trials, our ability to generate net new business awards or our new business awards being delayed, terminated, reduced in scope, or failing to go to contract, and our ability to contract with suitable investigators and recruit and enroll patients for clinical trials, among others. Any number of these factors could impact our business, and there is no guarantee that our historical performance will be predictive of our future operational and financial performance. For a description of the challenges we face and the risks and limitations that could harm our prospects, see Part I. Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Competitive Strengths
We believe we are strategically positioned to serve the pharmaceutical, biotechnology, and medical device industries. Our credibility and reputation in the market is a direct result of our multi-decade track record of operational execution and effective flexible solutions. Our competitive strengths include:
Extensive History as a Market Leader Across Clinical Development
We have more than 30 years of experience providing clinical development services to the pharmaceutical, biotechnology, and medical device industries. We have an extensive history as a leading organization with a differentiated service offering. We believe that our commitment to continuous services and technology innovations combined with Fortrea’s customizable approach and experience across more than 20 therapeutic areas will enable us to continue to differentiate ourselves from peers in the CRO industry.

Large and Diversified Customer Base
We have a balanced and diverse customer mix serving large and emerging pharmaceutical, biotechnology, and medical device organizations. As of the fiscal year ended 2023, one customer accounted for approximately 10.6% of our revenue. In 2023, 46% of our revenue came from leading pharmaceutical customers. We seek to be the partner of choice for innovative biotechnology companies. We believe our customer base positions us at the forefront of innovation in healthcare and allows us to help our customers efficiently bring the best therapeutic solutions to patients.
Global and Stable Customer Relationships
Our scale and expertise are key competitive advantages that make us a multi-dimensional partner for our customers. Our top 20 customers have consistently represented approximately 58% of total revenue for 2023, and 60% for 2022, and 2021. Additionally, most of our customers use us for more than one service. On average, our customers leverage three or more of our services. We believe that our global capabilities and expertise are considered a differentiator by our top customers. With a portfolio of projects that extend over multiple years, our longer-term contract durations give us confidence and visibility into our future revenues.
Access to Actionable Clinical Data and Insights
Access to data is foundational to any CRO and we believe our arrangements with strategic data partners will be differentiated by the quality of insights our data can provide. We intend to continue to prioritize actionable data as we further scale our data repositories. We believe that we have the opportunity to optimize the clinical development process through accelerating recruitment, increasing the diversity and improving the retention of patients.
Expertise Across Therapeutic Areas
We believe that our focus and expertise across rapidly growing scientific areas provide us with advantages over our competitors. Fortrea’s expertise spans oncology, CNS and neurodegenerative disease, cardiovascular, renal, MASH, rare disease, cell and gene therapy, and many more. These scientific areas represent the majority of the industry’s drug development pipelines.
Oncology makes up a large portion of our business and continues to grow. Over the previous five years, we have completed over 1,200 oncology clinical trials involving approximately 250,000 patients and more than 30,000 investigator sites. In 2023, 46% of our therapeutic based revenue related to oncology studies. In addition to Fortrea’s success in oncology, we plan to leverage our capabilities in science, innovation, and technology to successfully capture additional market share across high-growth therapeutic areas, such as CNS and neurodegenerative disease, cell and gene therapy, cardiovascular, renal, MASH, rare disease, and more.
Growth Strategy
Our growth strategy builds on Fortrea’s strong foundation and aligns with our customers’ priorities. Fortrea’s strategy includes the following elements:
Lead with Scientific and Therapeutic Expertise, Expand in Existing and Novel Therapeutic Areas
We believe our therapeutic expertise across phase I through phase IV of drug development is critical to early engagement with customers, and to optimizing the design and management of clinical trials. Our expertise helps us deliver enhanced value to customers through a reduction in the cost and time to bring drugs and devices to market. We have significant expertise in several rapidly-growing scientific areas including oncology, CNS and neurodegenerative disease, cardiovascular, renal, MASH, rare disease, cell and gene therapy, and several emerging therapeutic areas. The oncology market remains an area of unmet medical need that receives significant investment in R&D. As part of our mission to drive value for customers, we will continue to try to capitalize on the expansion of opportunities in such key areas as oncology, CNS and neurodegenerative, MASH, and autoimmune. While Fortrea has significant expertise and experience in these scientific areas, we believe that there is ample opportunity for future growth.

Support Sites to Solve the “Last Mile” Problems of Patient Recruitment and Trial Starts
Investigator sites have traditionally been a challenging part of the predictability and speed associated with clinical research. Issues with site productivity and effectiveness, as well as investigator participation, have been exacerbated by the COVID-19 pandemic, global geopolitical challenges, increasing clinical trial difficulty arising from shifts to smaller patient populations and rising protocol complexity, and the proliferation of technology choices. More positively, many sites and technology start-ups are innovating around data, electronic medical records, and technology.
Fortrea establishes high-value site relationships to support scientific engagement and reduce the time and cost for our customers to develop products. The third-party clinical sites we work with include healthcare systems, dedicated research networks, large group practices, consortiums, and governmental coordinating bodies that represent multiple research partners around the globe. We continue to expand our site network collaborations, which currently includes over 180 partnerships across 35 countries. We leverage data-driven approaches to target sites that align with our customers’ protocols, with a focus on accelerating patient recruitment, efficiently executing trials with high quality, and enhancing the site experience. We work with key sites to plan, design and win new studies through therapeutic guidance and patient engagement strategies.
As noted below, Fortrea is leading a collaboration with top technology innovators in our industry to deliver integrated patient and site centric solutions that streamline the clinical trial experience.
Fortrea offers a range of site augmentation services to support sites with selecting trials, identifying and enrolling patients, conduct and close out of studies. These services include administrative and clinical support, tools, data and analysis to enable sites to be more productive, help to overcome challenges with disparate technologies, complex protocols and their resource constraints.
We are committed to increasing the diversity of patient populations within clinical trials, and we developed a holistic strategy focused on partnering with customers, sites, investigators, and communities to address this commitment. Through these collaborations and by utilizing innovative solutions to support the diversity plans expected by global regulatory authorities, we will further strengthen our reputation as a strategic partner of choice.
Pursue “Ideal Scale” to Support the Research Requirements of Our Customers
The landscape for clinical trials is evolving, both with changes to global business practices, and the commercialization strategies of our clients. While the number of novel therapies is increasing, the willingness of markets to approve, pay for and distribute therapies is changing. At the same time, geopolitical events and uncertainties have impacted the locations where clinical trials can be conducted. In certain countries, such as the U.S., the need for inclusion of underrepresented minorities and other related goals has become paramount.
Fortrea has the scale and expertise to advise, design and deliver our customers’ programs, projects and programs globally. We are able to conduct trials in over 90 countries including all of the major pharmaceutical and biotechnology markets. Fortrea’s approximately 18,000 employees are strategically balanced throughout the world, with employee breakdown by region of: 33% in the Americas, 27% in EMEA, and 40% in Asia-Pacific. Fortrea has invested in building centralized capability hubs for efficient processing of trial activities, supporting site and customer-facing teams. We will continue to strategically invest in markets to meet the needs of our customers and the demands of the global clinical trial landscape.
We believe our size also offers advantages in more efficient decision making and increased accessibility to key leaders.
Align with Innovators Through Selective Investment in Technology, Data and Application of Artificial Intelligence (AI) for Speed and Simplification
The last decade has seen an explosion in technology supporting clinical research, creating a crowded digital and technology landscape, as well as an increase in both access to and analysis of relevant data. For example, there is wider availability of electronic medical record data; the proliferation of digital health and trial solutions with remote consent, eCOA, ePRO, connective devices, telemedicine; the use of natural language processing; use of artificial intelligence, machine learning and robotic process automation (“AI/ML/RPA”); and the integration of genetic, pathology and other data into key decision processes.
Fortrea leverages its in-house data, data from strategic data partners and a broad range of additional third-party data sets, using proprietary tools, intelligence and analytics expertise to develop insights that inform protocol design, study feasibility, identification of diverse sites and patients and accelerate trials. We continue to explore new data sources that enrich our geographic, therapeutic and site data sets.
Fortrea has strategic relationships with a number of top technology vendors in the industry, including Veeva, Advarra, Medidata, and Cognizant among others. Through partnerships with leading players, Fortrea aims to bring together best-in-class technologies and leverage Fortrea’s process expertise to deliver integrated patient and site centric solutions that streamline the clinical trial experience, and to enable Fortrea’s digital transformation to drive agility and efficiency.
Over the last five years, we have significantly invested in our platform to advance all facets of our clinical development services, key technologies, and data utilization to better serve our customers. These investments include AI, ML and RPA, data visualization, a full suite of biometric services and clinical data management globally across all phases and delivery models, RTSM, and digital health and DCT capabilities, among others. We will continue to invest in our capabilities, our ability to generate insights through data and analytics, reduce cost, and increase the speed and efficiency of clinical trial execution to enhance the quality of our offerings for our customers.
Become the Partner of Choice for Pharmaceutical, Biotechnology and Medical Device Companies
Fortrea partners with pharmaceutical, biotechnology and medical device companies of all sizes, from small/emerging, mid-size, to large. Our customers are looking for flexible and agile solutions to support their strategies, competencies and geographic priorities. We tailor solutions for each customer, and aim to develop long-term, trusted relationships that create value for both parties. Early sharing of development and pipeline goals, protocols and issues by all parties combined with strong relationship and program management increase efficiency and promote the adoption of innovative delivery models.
Fortrea supports many small and mid-size customers through contributing scientific, therapeutic, regulatory and operational expertise and insights to help shape their R&D strategy and protocol design to achieve their goals. We provide expert full-service teams, data-driven site selection and patient centric recruitment approaches to deliver their studies with agility and flexibility, underpinned by quality. We support customers from early to late phase, both locally with country-level regulatory and operational capabilities, and regionally/globally as they seek to broaden their strategy to key global markets. We will continue to expand our small and mid-size customer base and to build long-tenured partnerships with these customers, enhancing our offerings to meet their needs.
Fortrea also supports leading large pharmaceutical customers as a preferred provider for services across our range of offerings, including Clinical Pharmacology, Phase I-IV Full Service, Clinical/Biometrics/Safety FSP, Hybrid models that combine full service and FSP, Patient Access and Technology Solutions (e.g. RTSM). Customers are seeking to drive acceleration of their pipelines, deliver superior performance, and achieve significant cost reductions in R&D. They look to Fortrea for a partnership rooted in trust and transparency, cultural alignment, access to innovative approaches, highly flexible offerings to meet their evolving needs and those of the changing drug development landscape, and solutions that are adapted to their custom approach. We will continue to provide high levels of service and to expand existing partnerships, as well as to add new partnerships where there is a strong strategic alignment.
Create an Inclusive Culture for Careers with Meaning as a Competitive Advantage
Fortrea’s employees are motivated by our purpose of delivering solutions that bring life-changing medicines to patients faster, and we are committed to making Fortrea an engaging place where talented professionals can grow and advance their careers.

Since our spin-off, Fortrea has collected input from employees and other stakeholders to develop and activate a culture to support our strategy. Our FOUR culture beliefs underpinning how we care and deliver are:
•Forward Together - I partner with my customers to understand their needs and achieve results together
•Own It - I hold myself accountable and work across perceived boundaries to find solutions and deliver
•Uphold Integrity - I do the right things in the right way, with the safety of patients and research volunteers always coming first
•Respect People - I am inclusive, seek feedback and create positive experiences for all
In addition, we will continue our investments with global early talent development academies; career paths; a broad range of learning and development opportunities; our Diversity, Equity & Inclusion (“DEI”) People Advisory Committee to operationalize DEI throughout the organization; and Employee Resource Groups. These initiatives will be supported by investments in process and technology that benefit both our workforce and our customers.
Build on Strengths in Clinical Pharmacology
We are a market leader in clinical pharmacology studies, including highly specialized human absorption, metabolism, and excretion (“AME”) studies. We are committed to growing our clinical pharmacology business through the recently completed expansion of our existing clinics and our new state-of-the-art facility in Leeds, U.K. We have integrated technology and artificial intelligence successfully within our clinic scheduling process to optimize the utilization of bed-space and have implemented bedside data capture technology. We are also focused on optimizing delivery in more complex hybrid study designs that include both healthy volunteers and patients through the utilization of our own clinics in combination with an expanded global site network, to expand our service offerings into phase 1B studies in patients, and serve as sites for phase 2 studies and vaccine studies.
Competition
Our operations in the drug development services industry involve high levels of competition, consisting of hundreds of small, limited-scope service providers, and a smaller number of large full-service drug development companies. While the industry has seen an increasing level of consolidation over the past several years, primarily driven by the larger full-service providers, it remains highly fragmented.
Our main competition consists of these small and large CROs, as well as in-house departments of pharmaceutical, biotechnology, and medical device companies and, to a lesser extent, select universities and teaching hospitals and site management organizations.
We believe our success with customers has been rooted in transparent partnerships that offer agile solutions and support speed to market. We believe we are positioned to be more flexible and customer-focused than our larger competition while offering the global scale that our smaller competition lacks.
Customer Service and Marketing
Fortrea’s global sales and operations teams provide dedicated customer support across pharmaceutical, biotechnology, and medical device customers, with active involvement from our senior leaders. We have a highly focused, experienced, and trained team of professional business development, account management, and support staff working on securing, servicing, and expanding business from both new and existing customers. This team leverages the relevant subject matter experts from across Fortrea to develop innovative solutions to our customers’ needs.
We aspire to provide world class customer relationship management through the collaboration of scientific, operational, and technical staff with our business development, customer facing project personnel, and senior leadership teams. From the first touchpoint with a potential customer, we engage our therapeutic, scientific, and project personnel to build an understanding of the customer’s unique needs and culture. They remain embedded through the development of the opportunity and throughout the life of the project, program or partnership. This strategy allows us to consult collaboratively with our customers throughout the lifecycle of our engagement.
As part of our ongoing commitment to customer service quality, Fortrea has instituted regular check-ins by senior leaders with customers in addition to our ongoing program of customer feedback surveys.
Our marketing efforts support the activities of our business development and customer facing staff. Our global marketing initiatives include integrated, digitally enabled, omni-channel campaigns and communication programs designed to help customers research our services, understand our differentiation, learn more about our capabilities and provide avenues to make it easier to engage with Fortrea. Beyond our customers, marketing initiatives engage a wide range of stakeholders including investigator sites, patients, healthy volunteers, and thought leaders. We provide our perspective on current industry challenges and developments to create an ongoing dialogue with our current and prospective customers and collaborators and to promote our scientific expertise, differentiated service offerings, quality, and technology.
Human Capital
Mission and Culture
We take pride in bringing together a diverse and experienced global workforce that enables advances in medicine that improve lives. Our team of approximately 18,000 employees conducts operations in about 90 countries and stands behind our vision of powering customers to achieve their aspirations with innovation that combines the best people, science and technology.
Workforce Demographics
Our success is rooted in our sustained ability to attract, develop, and retain a highly specialized and skilled global workforce. Employees are globally dispersed, with 33% in the Americas, 27% in EMEA, and 40% in Asia-Pacific. Of our global workforce, 97% of employees are full time, and 3% are part time.
Diversity, Equity and Inclusion
Fortrea thrives on an inclusive culture and is a company dedicated to the idea that people at all levels of our organization should reflect the communities we serve. Diversity, equity, inclusion and belonging are more than just concepts; they are woven into our DNA. We believe in cultivating a workspace where all employees can thrive.
Our focus on DEI is core and fundamental to our purpose and strategy. With our code of conduct forming the foundation of who we are and how we work together, our company ethos is to promote the voice of all our employees. All employees are responsible for upholding the our Code of Conduct, which forms the foundation of our personnel and ethics policies and practices.
Our diversity and inclusion efforts include a top-down element with our CEO signing the CEO Action Pledge committing to collaborate with the business community to drive change in advancing DEI in the workplace. By signing this pledge, Fortrea has, among other things, dedicated itself to cultivating an environment that supports open dialogue on complex conversations around DEI.
Our Employee Resource Groups (“ERGs”) globally are important levers in driving our culture of inclusion and belonging. They represent our diverse employee population – Black/African American, women, young professionals, lesbian, gay, bisexual, transgender, and queer (“LGBTQ+”), veteran, Asian, Hispanic, and Latin, and employees with disabilities. ERGs are led by employee volunteers to foster connections, encourage belonging, support career development, and champion employee voices.

Workforce Diversity Profile:
The following charts set forth information with respect to our diversity profile as of December 31, 2023.
Global Workforce by GENDER
U.S. Workforce by GENDER
U.S. Workforce by RACE & ETHNICITY
Fortrea intentionally crafted a DEI strategic framework that focuses on our people (internally) and the patients our customers serve and other partners (externally). The diverse global footprint of our operations enables us to leverage a robust range of diversity of thought and experience, and this is reflected in our global representation across our management and leadership. Our DEI strategy is designed to grow and further evolve our inclusive workforce consistent with the changing dynamics of the global workforce.
Employee Listening and Engagement
Upon becoming an independent company, the Fortrea leadership team made it a priority to connect and hold dialogues with groups of employees from across the world in the Forward with Fortrea Interactive Employee Discussion Series. Following those discussions we launched our first global employee engagement survey, which is a commitment from our leadership to listen to the voice of all our employees as we build our collaborative culture. We had an approximately 74% response rate and scored well above benchmark favorability for overall engagement. We are translating meaningful feedback and insights from the dialogues and the survey results into purpose-driven action planning and impactful measures.

Learning and Development
Fortrea cultivates a culture of learning and development to empower employees’ professional and personal growth throughout their career journey. Our learning strategy encompasses a focus on expanding employee knowledge, skills and capabilities to underpin the importance of supporting business growth. We work to optimize our offerings through implementing innovative solutions that leverage technology and industry best practices. This approach allows Fortrea to be responsive to our employees’ learning needs by partnering with leaders across the business with the objective that all performance solutions have measurable benefits and value.
Fortrea provides dedicated development programs along the employee career journey. This includes onboarding programs for new hires, functional and therapeutic training, soft skills and leadership programs and rotations, talent management, cross cultural training and required regulatory and compliance training.
Fortrea provides a mix of learning options, including interactive online courses, workshops, mentoring programs, scenario based and on the job training. This allows us to cater to diverse learning styles and be more flexible in our delivery methods. We leverage the latest technology to find innovative ways to enhance accessibility and effectiveness of our learning programs. We seek feedback from our employees to ensure our methods are creating a supportive environment focused on their development needs.
We ensure learning solutions are deployed and evaluated using technology, tools, and strategies that promote an audit ready, learning culture.
Talent Acquisition
Our success is rooted in our sustained ability to attract, develop, and retain a highly specialized and competent global workforce. We balance this with the importance of managing labor costs while fostering an environment where our employees can thrive and add lasting value to the industry we serve. We prioritize skills development, facilitating career transitions and retaining talent with a commitment to inclusion and learning opportunities. We also recognize the need to supplement our talent pools from outside sources and have consistently attracted new employees to Fortrea.
Our Talent Acquisition team gives us a competitive advantage with its diverse and worldwide presence, using a mix of innovative and traditional recruitment strategies. We continue to build relationships with universities and professional networks, fueling Fortrea with best in class experience and the next generation talent.
Global Benefits, Compensation, and Rewards
At Fortrea we recognize that our success is fused with our ability to attract, engage and retain high-caliber talent in a globally competitive and challenging landscape. Our comprehensive compensation and benefits programs are thoughtfully designed to reflect our commitment to our employees and their well-being.
Our compensation philosophy is rooted in fairness and transparency and is tied to performance. Our mix of base and variable pay, long-term incentives and special recognition rewards is compelling and designed to not only attract the best but also engage and reward those who contribute significantly to our mission. Our objectives are clear: to incentivize high performance, foster long-term commitment to our vision, and align our employees’ success with our corporate ambition. In addition to delivering on key elements of a dynamic compensation package, Fortrea delivered equity awards to 15% of our workforce in 2023. These Founder’s Awards recognized the next generation of leaders ascending in our organization with an equity stake in Fortrea’s success. The Founder’s Awards reflect our commitment to recognizing Fortrean excellence and engaging an evolving workforce.
As a life sciences organization, we recognize that interconnected factors can contribute to a healthy environment. Our comprehensive benefits package is designed to fuel our ambition and address all facets of employee well-being. We offer premium health coverage, retirement solutions, wellness initiatives, a progressive paid time off policy, flexible work arrangements, and continuous learning and development opportunities. At the start of our journey as Fortrea, we held virtual focus groups with numerous Fortrea employees. During that time of questioning and listening, we learned a lot about what matters to our employees. We learned that employees want choices — not just with plan designs, but also with carriers and providers.
Health and Safety
The health and safety of our employees is of primary importance. As such, we have established numerous employee health and safety protocols, including engineering and administrative controls, policies, procedures, processes and training to minimize the potential for, and the severity of, work-related injuries and illnesses.
Intellectual Property
In the course of conducting our business, we have developed, and continue to develop and use, proprietary software, systems, processes, databases and other intellectual property. We seek to protect our proprietary and confidential information and trade secrets through confidentiality agreements with employees, customers, and other third parties, as well as through administrative and technical safeguards. We rely on patent, copyright, and trademark laws, as may be appropriate and applicable, to protect our other intellectual property rights. For example, we have applied for and/or obtained and maintain registration in the U.S. and other countries for numerous trademarks, including Fortrea. We also enter into agreements with third-parties for the license and use of their intellectual property. We believe, however, that no single patent, technology, trademark, license, or other intellectual property asset, is material to the business as a whole.
Indemnification and Insurance
Our business exposes us to potential liability including, but not limited to, potential liability for (i) breach of contract or negligence claims by our customers, (ii) non-compliance with applicable laws and regulations and (iii) third-party claims in connection with our performance of drug development services (for example, patient claims for personal injury). In certain circumstances, we may also be liable for the acts or omissions of others, such as suppliers of goods or services.
We attempt to manage our potential liability to third-parties through contractual protection (such as indemnification and limitation of liability provisions) in our contracts with customers and others, and through insurance. The contractual indemnification provisions vary in scope and generally do not protect us against all potential liabilities, such as liability arising out of our gross negligence or willful misconduct. In addition, in the event that we seek to enforce such an indemnification provision, the indemnifying party may not have sufficient resources to fully satisfy its indemnification obligations or may otherwise not comply with its contractual obligations.
We generally require our customers and other counterparties to maintain adequate insurance, and we currently maintain errors, omissions and professional liability insurance coverage with limits we believe to be appropriate. This insurance generally provides coverage, subject to self-insured retentions, for vicarious liability due to the negligence of the providers who contract with us, as well as claims by our customers that a clinical trial was compromised due to an error or omission from us. The coverage provided by such insurance may not be adequate for all claims made and such claims may be contested by applicable insurance carriers.
Government Regulation
Regulation of Drugs and Biologics
The development, testing, manufacturing, labeling, storage, approval, promotion, marketing, distribution and post-approval monitoring and reporting of pharmaceutical, biological and medical device products are subject to rigorous regulation by numerous governmental authorities in the U.S. at the federal, state and local level, including the Food and Drug Administration (“FDA”), as well as those of other countries, such as the European Medicines Agency (“EMA”) in the European Union, the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the U.K., the National Medical Products Administration (“NMPA”) in China and the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan. These regulations apply to our customers and are generally applicable to us when we are providing services to our customers, either as a result of their direct applicability, through a transfer of regulatory obligations from our customers, or as a consequence of acting as local legal representative on behalf of our customers in a particular country or countries. Consequently, we must comply with all relevant laws and regulations in the conduct of our services.
The following discussion describes the role of the FDA in the clinical drug development process in the U.S. Clinical trials conducted outside the U.S. are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations might not be similar to the laws and regulations administered by the FDA and other laws and regulations regarding the protections of patient safety and privacy and the control of study pharmaceuticals, medical devices or other materials. FDA laws and regulations may apply to clinical studies conducted outside the U.S. if, for example, such studies are conducted under an investigational new drug application (“IND”) or offered as support for an IND. However, some regions and countries do not allow for clinical trials to be conducted under foreign country legislation. Therefore, the FDA may waive certain requirements such as the institutional review board (“IRB”) requirements for a foreign institutional review board/independent ethics committee (“IRB/IEC”) that operates in accordance with good clinical practice (“GCP”) but may not meet all the IRB requirements contained in Title 21 Part 56 of the U.S. Code of Federal Regulations.
Prior to commencing human clinical trials in the U.S., a company developing a new drug must file an IND with the FDA. The IND must include information about preclinical tests, manufacturing and control data, and a study protocol for the proposed clinical trial of the drug in humans. If the FDA does not object in writing within 30 days after filing, the IND becomes effective and the clinical trial may begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted in accordance with an effective IND. Similarly, the development of new medical devices in the U.S. requires an investigational device exemption application, unless exempt, prior to conducting human clinical trials. For therapeutic and diagnostic products that combine drugs, devices, and/or biological products, these are considered combination products. The FDA will make a determination based on the prior mode of action as to which FDA center will take the lead on the review. Nonetheless, due to the nature of combination products, there can still be differences in regulatory pathways for each component. These differences can impact regulatory processes for all aspects of product development and management, including preclinical tests, clinical studies, manufacturing and control data as well as adverse event reporting.
The study protocol must also be reviewed and approved by an IRB/IEC for each principal investigator’s site in which a study is proposed to be conducted and each IRB/IEC may impose additional requirements on the conduct of the study in its institution. IRB/IECs have the authority to review, approve and monitor clinical trials, and clinical trials are subject to oversight by IRB/IECs. The industry standard for the conduct of clinical trials is embodied in the FDA’s regulations for IRB/IECs, investigators and sponsor/monitors. These regulations collectively are termed GCP by industry, and the GCP guidelines issued by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) have been agreed upon by industry and regulatory representatives from the U.S., the European Union and Japan. GCP requirements address, among other things, IRBs, qualified investigators, informed consent, recordkeeping and reporting. In addition, certain services, such as manufacturing of investigational medicinal products for use in phase I clinical trials, must conform to cGMP. cGMP requirements provide for systems with proper design, monitoring and control of manufacturing processes to maintain the identity, strength, quality and purity of medicinal products. Regulatory authorities enforce GCP and cGMP requirements through periodic inspections, and violations of GCP or cGMP requirements could result in enforcement actions including the issuance of warning letters, civil penalties, product recalls, criminal prosecutions or debarment from involvement in the submission of New Drug Applications/Biologics License Applications (“NDAs” and “BLAs”, respectively). Our global standard operating procedures are written in accordance with all applicable FDA, EMA, MHRA, NMPA, PMDA, ICH, GCP, and cGMP requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements. We must also maintain records and documentation in compliance with applicable regulatory requirements for each study for auditing by the customer and regulatory authorities.
In order to comply with GCP and other regulations, sponsors of clinical trials must, among other things:
•comply with specific requirements governing the selection of qualified investigators;
•obtain specific written commitments from the investigators;

•obtain IRB/IEC review and approval of the clinical trial;
•verify that appropriate patient informed consent is obtained before the patient participates in a clinical trial;
•ensure adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;
•monitor the validity and accuracy of data;
•maintain records regarding drug or biologic dispensing and disposition;
•instruct investigators and study staff to maintain records and reports; and
•permit appropriate governmental authorities access to data for review.
If a clinical trial is not conducted in accordance with regulatory requirements, the applicable regulatory agency may require that a clinical trial be modified, suspended or terminated, and we or our customers may be subject to a variety of sanctions. For example, violations could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning or untitled letter, suspension or termination of a clinical study, refusal of the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of NDAs. IRBs may also suspend or terminate research not conducted in accordance with IRB requirements or that has been associated with unexpected serious harm to participants.
After receiving IRB/IEC approval, clinical trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases (phases I, II and III), which may overlap or be combined, although the FDA may require, or sponsors may voluntarily conduct, a fourth phase of clinical trials (phase IV) as a condition of approval or to obtain additional data on the product under investigation, respectively. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic product. NDAs/BLAs are comprehensive filings that include, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured, additional stability data and proposed labeling. The FDA’s review may last from several months to several years. If an NDA/BLA is approved, the product may be marketed in the U.S., subject to any conditions imposed by the FDA as part of its approval. The FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”). REMS may be required by the FDA for a product where serious safety concerns exist in order to help ensure the benefits of the product outweigh its risks. All marketed products require post-marketing safety surveillance.
Regulation of Personal Information
We hold personal and health information relating to individuals who sponsor, support and participate in clinical trials, the possession, retention, use and disclosure of which is highly regulated, both in the U.S. and in other jurisdictions to which we are subject.
In the U.S., we may obtain health information that is subject to the privacy and security requirements of the Health Insurance Portability and Accountability Act (“HIPAA”) and other federal and state privacy and security laws, such as the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act. Although we are not directly subject to HIPAA, we are still prohibited from knowingly obtaining, using or disclosing individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.
We are also subject to privacy and security laws of other countries. For example, in the European Economic Area we are subject to the EU General Data Protection Regulation, and in the U.K., we are subject to the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (together the EU and U.K. data protection regulations are referred to as “GDPR”). In addition, similar data protection regulations addressing access, use, disclosure and transfer of personal data have been enacted or updated in regions where we do business, including in Asia, Latin America, and Europe.
We have established processes and frameworks, including appropriate technical and organizational safeguards, to protect the personal and health information we collect, process and otherwise maintain. We are also subject to privacy and security obligations as part of our contractual commitments with our customers and affiliates. If we fail to perform our services in accordance with these processes, frameworks and contractual commitments, we could be subject to monetary fines, civil penalties or criminal sanctions as are described in Part I. Item 1A. “Risk Factors—Risks Relating to Regulatory and Compliance Matters—Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation with customers and have a material adverse effect upon our business.”
Anti-Corruption Laws and Regulations
We are subject to various U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (the “Bribery Act”). Various worldwide anti-corruption laws such as the FCPA and the Bribery Act prohibit us and our officers, directors, employees and third parties acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA further requires us to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The Bribery Act also prohibits “commercial” bribery and accepting bribes. We operate in some parts of the world where corruption may be common and where anti-corruption laws may conflict to some degree with local customs and practices. We maintain an anti-corruption program including policies, procedures, training and safeguards in the engagement and management of third parties acting on our behalf. Despite these safeguards, we cannot guarantee protection from corrupt acts committed by employees or third parties associated with our Company.
Our global business operations also must be conducted in compliance with applicable export controls and economic sanctions laws and regulations, including those administered by the U.S. Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, the European Union, His Majesty’s Treasury and other relevant sanctions authorities.
Violations of these anti-corruption laws or export controls and economic sanctions laws and regulations, or even allegations of such violations, could disrupt our business and result in a material adverse effect on our reputation, business, results of operations, financial condition and/or cash flows. For example, violations may result in criminal or civil penalties, disgorgement of profits, related stockholder lawsuits and other remedial measures, and companies that violate these laws can be debarred by the U.S. government and lose U.S. export privileges. In addition, U.S. or other governments might seek to hold us liable for successor liability for FCPA violations or violations of other anti-corruption laws committed by companies that we acquire or in which we invest, or by or on behalf of persons working for or representing our Company. Future changes in anti-corruption, export control or economic sanctions laws, regulations or enforcement could also result in increased compliance requirements and related costs which could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
Environment, Health, and Safety
We are subject to licensing and requirements under laws and regulations relating to the protection of the environment, and employee health and safety. These laws and regulations include the safe handling, use, transportation and disposal of potentially infectious and hazardous materials; the assessment of potential work-related risks and establishment of work practice and engineering controls, and providing protective clothing and equipment, training, and medical surveillance; designed to minimize risk to employee health and safety and the environment.
We are committed to reducing our carbon footprint. We plan to conduct environmental sustainability impact assessments and participate in environmental sustainability rating processes. We are seeking to implement energy-saving measures within our operations in the future. Funding for these and similar projects are expected to continue in 2024.
We seek to comply with all relevant environmental and employee health and safety laws and regulations. Failure to comply could subject us to various administrative and/or other enforcement actions.

Controlled Substances
We handle controlled substances as part of the services we provide in clinical trials. The use of controlled substances in testing for drugs of abuse is regulated by the U.S. Drug Enforcement Administration and similar agencies in other countries. We seek to conduct our business in compliance with these regulations as applicable. Violations of these rules may result in criminal and civil fines and penalties.
Properties
As of December 31, 2023, we had 73 operating facilities located in 39 countries. Our corporate headquarters and principal executive offices are at 8 Moore Drive, Durham, NC 27709, and our telephone number is (877) 495-0816. Our website address is www.fortrea.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.
Available Information
Our website address is www.fortrea.com, and our investor relations website is located at http://ir.fortrea.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statement for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”.) In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC's website does not constitute part of this Annual Report on Form 10-K. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Management Development and Compensation Committee and Nominating, Corporate Governance and Compliance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Within the time period required by the SEC and Nasdaq, we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition, results of operations, and cash flows. The risks that are highlighted below are not the only risks that we face. Investors should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to our Spin from Labcorp, while others relate principally to our business and the industry in which we operate or to the securities markets generally and ownership of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be negatively affected.
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.
Risks Relating to Our Business
•Our business, financial condition, results of operations, or cash flows may be materially adversely affected if we do not generate a large number of net new business awards, or if net new business awards are delayed, terminated, reduced in scope, or fail to go to contract.
•If we are unable to contract with suitable investigators and recruit and enroll patients for clinical trials, our business might suffer.
•Our international operations could subject us to additional risks and expenses that could adversely impact our business or results of operations.
•Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
•Our customers may experience insufficient funding to complete their clinical trials.
•Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.
•An inability to attract and retain experienced and qualified personnel, including key management personnel and increased personnel costs, could adversely affect our business.
•We depend on third parties to provide services critical to our business.
•Our business is dependent upon access to data and an inability to access the necessary data from our data partners on commercially reasonable terms or at all could adversely affect our business.
•Our accounting, enterprise resource planning, and other management systems and resources may not be adequately prepared to meet financial reporting and other requirements.
•Our effective income tax rate may fluctuate, which could adversely affect our operations.
Risks Relating to Regulatory and Compliance Matters
•Failure to comply with the regulations of pharmaceutical and medical device regulatory agencies could result in sanctions and/or remedies against us and have a material adverse effect on us.
•Changes in government regulation or in practices relating to the pharmaceutical, biotechnology, or medical device industries could decrease the need for certain services that we provide.
•Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation with customers and have a material adverse effect upon our business.
•Failure to comply with federal, state, and foreign laws and regulations could result in substantial penalties and our business, financial condition, results of operations, cash flows, and prospects could be adversely affected.
Risks Relating to Strategic Transactions
•A failure to identify and successfully close strategic transactions could have a material adverse effect on our business objectives and our revenues and profitability.

•The pending divestiture of certain assets relating to our Enabling Services segment may not close on time or at all, and we may not achieve the full purchase price or benefits of the transaction.
Risks Relating to Technology and Cybersecurity
•Failure to maintain the security of customer-related information or compliance with security requirements could damage our reputation with customers, cause us to incur substantial additional costs and become subject to litigation and enforcement actions.
•Failure in our IT systems, including hardware and software failures, delays in the operation of computer and communications systems, and the failure to implement new systems or system enhancements may harm us.
•Security breaches and unauthorized access to our data or our customers’ data could harm our reputation and adversely affect our business.
•We use internally developed and licensed technology systems to manage various aspects of clinical trials and failures of these systems, including errors in design, programming or validation, could adversely affect our business.
•Failure to keep pace with rapid technological changes, including in the development or use of artificial intelligence, could adversely affect our business.
Risks Relating to Legal Matters
•Failure to comply with the contractual requirements of our agreements with customers or third-party service providers could result in claims and/or remedies against us and have a material adverse effect on us and our reputation could be harmed.
•Contract research services create liability risk.
•Failure to obtain, maintain and enforce intellectual property rights could adversely affect us.
•Changes in tax rates, laws or regulations or exposure to additional tax liabilities may adversely impact our financial results.
•We are subject to continuing contingent liabilities as a result of the Spin which could materially and adversely affect our business, financial condition, results of operations, and cash flows.
•Labcorp has indemnified us for certain liabilities, which may be insufficient to insure us against the full amount of such liabilities, or Labcorp's ability to satisfy its indemnification obligations could be impaired in the future.
Risks Relating to Financial Matters
•We bear financial risk for contracts that, including for reasons beyond our control, may be underpriced, subject to cost overruns, delayed or terminated or reduced in scope.
•Our revenues depend on the pharmaceutical, biotechnology, and medical device industries.
•Foreign currency fluctuations could have an adverse effect on our business.
•Our debt and debt covenants may limit cash flow available to invest in our business.
•We may not be able to access the capital and credit markets on terms that are favorable or at all.
Risks Relating to General Matters
•We are subject to a wide range of factors that impact global businesses like ours, including, among other things, macroeconomic trends, labor matters, adverse weather factors or other natural disasters, and damage or disruption to our facilities.
• Failure to establish and maintain effective internal control over financial reporting could materially and adversely affect us.
Risks Relating to Our Common Stock
•As a public company, we will incur additional expenses.
•Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control or impact the trading price of our common stock.

Risks Relating to Our Business
If we do not generate a large number of net new business awards, or if net new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected.
Our business is dependent on our ability to generate net new business from new and existing customers and maintain existing customer contracts. Our inability to generate net new business on a timely basis and subsequently enter into contracts for such awards could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our customer contracts may be delayed or terminated by our customers without significant notice periods. The time between when a project is awarded and when it goes to contract is typically several months, and prior to an award going to contract, our customer can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract without cause with a notice period that generally ranges from 30 to 90 days. Our contracts may be delayed or terminated by our customers or reduced in scope for a variety of reasons beyond our control, including, but not limited to:
•decisions to forego or terminate a particular trial;
•budgetary limits or changing priorities;
•actions by regulatory authorities;
•production problems resulting in shortages of the candidate drug being tested;
•failure of products being tested to satisfy safety requirements or efficacy criteria;
•unexpected or undesired clinical results for products;
•insufficient patient enrollment in a trial;
•insufficient principal investigator recruitment;
•the customer’s decision to terminate or scale back the development or commercialization of a product or to end a particular project;
•shift of business to a competitor or internal resources;
•perceptions in the marketplace or other general trends; or
•product withdrawal following market launch.
Furthermore, many of our FSP and consulting services are tied to a customer’s annual budgets or ad hoc service requests, which can lead to seasonal variability in revenue and less predictability in future revenues. In addition, many of these service contracts provide our customers with the opportunity to internalize the resources provided under the contract and terminate all or a portion of the services we provide under the contract. Our customers may also decide to shift their business to a competitor. Each of these factors results in less visibility to future revenues and may result in high volatility in future revenues.
Contract terminations, delays and modifications are a regular part of our business. For example, our full-service projects have been, and may continue to be, negatively impacted by project delays, which impact near term revenue disproportionately. In addition, project delays, downsizings and cancellations, particularly with our FSP delivery models, have impacted our results in the past and might impact them in the future. The loss, reduction in scope or delay of a large project or of multiple projects could have a material adverse effect on our business, results of operations, and financial condition. In addition, we might not realize the full benefits of our backlog.
In the event of termination, our contracts often provide for fees for winding down projects, which include both fees incurred and actual and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. These fees might not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates and therefore lower operating margins. In addition, cancellation of a contract or project for the reasons noted above may result in the unwillingness or inability of our customer to satisfy its existing obligations to us, such as payments of accounts receivable, which may in turn result in a material impact to our results of operations and cash flow. Historically, cancellations and delays have negatively impacted our operating results, and they might impact them in the future. In addition, we might not realize the full benefits of our backlog if our customers cancel, delay, or reduce their commitments to us, which may occur if, among other things, a customer decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large business award or the loss or delay of multiple awards could adversely affect our revenues and profitability. Additionally, a change in the timing of a net new business award could affect the period over which we recognize revenue and reduce our revenue in any one quarter.
If we are unable to contract with suitable investigators and recruit and enroll patients for clinical trials, our business might suffer.
The recruitment of physicians, also referred to as investigators, and patients for clinical trials is essential to our business. Investigators are typically located at hospitals, clinics, or other sites and supervise the administration of the investigational drug or device to patients during the course of a clinical trial. Because the successful conduct of a clinical trial at a particular site is often dependent upon the integrity, experience, and capabilities of the investigators conducting the trial, recruiting qualified investigators is critical.
Patients generally include people from the communities in which the clinical trials are conducted. Several of our competitors have purchased site networks or site management organizations as a strategy for priority access to a specific site, which could put us at a competitive disadvantage. Our Clinical Development business could be adversely affected if we are unable to contract with suitable and willing investigators or recruit and enroll patients for clinical trials on a consistent basis. The expanding global nature of clinical trials increases the risk associated with attracting suitable investigators and patients, especially if these trials are conducted in regions where our resources or experience may be more limited. For example, if we are unable to engage investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we might need to expend additional funds to obtain access to more investigators and patients than planned or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us or cancellation of the clinical trial by our customer. If realized, these risks may also inhibit our ability to attract new business, particularly in certain regions.
Our international operations could subject us to additional risks and expenses that could adversely impact our business or results of operations.
Our international operations expose us to risks from potential failure to comply with foreign laws and regulations that differ from those under which we operate in the U.S. In addition, we may be adversely affected by other risks of expanded operations in foreign countries, including, but not limited to, compliance with export controls and trade regulations; changes in tax policies or other foreign laws; compliance with foreign labor and employee relations laws and regulations; restrictions on currency repatriation; judicial systems that less strictly enforce contractual rights; countries that do not have clear or well-established laws and regulations concerning issues relating to drug development services; countries that provide less protection for intellectual property rights; procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services; changes in international taxes or tariffs; and geopolitical tensions and acts of war. Further, international operations could subject us to additional expenses that we may not fully anticipate, including those related to enhanced time and resources necessary to comply with foreign laws and regulations, difficulty in collecting accounts receivable and longer collection periods, and difficulties and costs of staffing and managing foreign operations. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect the business and operations.
Our embedded and functional outsourcing services could subject us to employment liability, which may cause adverse effects on our business.
With our embedded and functional outsourcing services, we sometimes place employees at the physical workplaces of our customers. The risks of this activity include claims of errors and omissions, misuse or misappropriation of client proprietary information, theft of client property, and torts or other claims under employment liability, co-employment liability, or joint employment liability, as well as claims of misclassification or noncompliance with various employment and staffing laws and regulations. We have policies and guidelines in place to reduce our exposure to such risks, but if we fail to follow these policies and guidelines we may suffer reputational damage, loss of customer relationships and business, monetary damages, fines, and other governmental actions.
Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the year ended December 31, 2023, our top ten customers based on revenue accounted for approximately 47% of our consolidated revenue and our top ten customers based on backlog accounted for approximately 53% of our total backlog. For the year ended December 31, 2023, one customer accounted for approximately 10.6% of revenue. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.
Additionally, conducting multiple clinical trials and providing other development or post-approval services for different customers in a single therapeutic class involving drugs with the same or similar chemical action may adversely affect our business if some or all of the trials or services are canceled because of new scientific information or regulatory judgments that affect the drugs as a class. Further, concentration in a particular therapeutic class could cause trials we are conducting for our customers to compete with one another for limited resources (e.g., patients, academic interest, funding), which could impact the successful completion or timely execution of these studies, and therefore our business.
Our customers may experience insufficient funding to complete their clinical trials.
Clinical trials can cost hundreds of millions of dollars. A contraction in available funding sources for life science companies can make it harder for our customers to fund the costs of clinical trials. There is a risk that we may initiate clinical trials for our customers, and then customers become unwilling or unable to fund our services or the completion of the clinical trial as a whole. In such a situation, it may be necessary for us to complete or wind down the clinical trial at our own expense due to regulatory or ethical obligations. In these circumstances, we may incur substantial costs and expend resources without compensation from our customer due to their lack of funds, bankruptcy or other negative financial circumstances.
Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.
Our backlog consists of anticipated revenue awarded from contract and pre-contract commitments that are supported by written communications. Once work begins on a project, revenue is recognized over the duration of the project, provided the award has gone to contract. Projects may be canceled or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be adversely affected. In addition, if a customer terminates a contract, we typically would be entitled to receive payment for all services performed up to the termination date and subsequent customer authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the future revenue reflected in our backlog in the event of a contract termination or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related revenue recognition, typically range from a few months to several years. Our backlog might not be indicative of our future revenues, and we might not realize all the anticipated future revenue reflected in that backlog. A number of factors may affect the backlog, including:
•the size, complexity, and duration of projects or strategic relationships;
•the cancellation or delay of projects;
•the failure of one or more business awards to go to contract; and
•changes in the scope of work during the course of projects.

The rate at which our backlog converts to revenue may vary over time. The revenue recognition on larger, more global projects could be slower than on smaller, more regional projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals.
Our backlog as of December 31, 2023 was $7.4 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration, and complexity of the contracts, and can vary significantly over time.
Increased competition, including price competition, could have a material adverse effect on our revenues and profitability.
We operate in a highly competitive industry. Competitors in the CRO industry range from hundreds of smaller CROs to a limited number of large CROs with global capabilities. Our main competition consists of these small and large CROs, as well as in-house departments of pharmaceutical, biotechnology and medical device companies and, to a lesser extent, select universities and teaching hospitals. Our services have from time to time experienced periods of increased price competition that had an adverse effect on our revenues and profitability. There is competition among CROs for both customers and potential acquisition candidates. Additionally, few barriers to entering the CRO industry further increases possible new competition. These competitive pressures may affect the attractiveness or profitability of our services, and could adversely affect our financial results.
An inability to attract and retain experienced and qualified personnel, including key management personnel, and increased personnel costs, could adversely affect our business.
The loss of key management personnel or the inability to attract and retain experienced and qualified employees and increased costs related to such personnel and employees could adversely affect the business. There is significant competition for qualified personnel in the CRO industry. In the future, if competition for the services of these professionals increases and, correspondingly, the cost of these professionals increases, we may not be able to continue to attract and retain individuals in our markets. Changes in key management, or the ability to attract and retain qualified personnel, as a result of increased competition for talent, wage growth, or other market factors (including costs) could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, and inefficiencies and increased costs, any of which could adversely affect our business, financial condition, results of operations, and cash flows.
We depend on third parties to provide services critical to our business, and depend on them to comply with applicable laws and regulations.
We depend on third parties to provide services critical to our business, including, but not limited to, investigators and clinical trial sites, IT services, laboratory services, third-party transportation and travel providers, freight forwarders and customs brokers, drug depots and distribution centers, suppliers or contract manufacturers of drugs for patients participating in clinical trials, and providers of licensing agreements, maintenance contracts, or other services. In addition, we also rely on third-party CROs and other contract clinical personnel for clinical services either in regions where we have limited resources, or in cases where demand cannot be met by our internal staff. In some circumstances, our customers require that we take on responsibility for the performance of these third parties as part of our overall service delivery. The failure of any of these third parties to adequately provide us timely critical support services in accordance with applicable laws and regulations and the terms of our agreements with them could have a material adverse effect on our business, results of operations and reputation.
If we are unable to effectively manage our growth, our business could be adversely affected.
To manage our growth, we must continue to attract and retain top personnel and invest in our operating systems. We believe that maintaining and enhancing both personnel and our systems at reasonable cost are instrumental to our continued growth and success. We may not be able to enhance our current technology or obtain new technology that will enable our systems to keep pace with industry developments and the sophisticated needs of our customers. The nature and pace of our growth introduces risks associated with quality control and customer dissatisfaction due to delays in performance or other problems. In addition, non-U.S. operations involve the additional risks of assimilating differences in non-U.S. business practices, hiring and retaining personnel and overcoming language barriers. Failure to manage our growth effectively could adversely affect our business.
Our relationships with existing or potential customers who are in competition with each other may adversely impact the extent to which those customers use our services.
The biopharmaceutical industry is highly competitive, and we regularly provide services to customers that are developing competing drugs. Given the adverse competitive interests, customers may discourage us from providing services to a competing customer or potential customer or limit the scope to which competitors can use our services. The loss of, or reduction in, services that we can provide to existing or potential customers may have a material adverse effect on our business, operations, or financial condition.
Our business is dependent upon access to data and an inability to access the necessary data from our data partners on commercially reasonable terms or at all could adversely affect our business.
Access to data is foundational to any CRO and through our unique relationship with Labcorp, as set forth in the Patient and Site Data Agreement, we have access to large datasets relevant to clinical trials. However, the Patient and Site Data Agreement, which has an initial two-year term, may be terminated in certain situations and ultimately will expire. An inability to purchase or access the necessary data (from Labcorp pursuant to the Patient and Site Data Agreement or from other third parties) now, or in the future, on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.
Our accounting, enterprise resource planning, and other management systems and resources may not be adequately prepared to meet financial reporting and other requirements. If we are unable to achieve and maintain effective internal controls, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We believe that our reporting and control systems are appropriate for a public company. However, we have only been directly subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) since July 1, 2023. As a result, we are now directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These reporting and other obligations place significant demands on our management and administrative and operational resources, including our accounting and IT resources. To comply with these requirements, we are dependent on Labcorp’s systems to provide financial reporting and other financial and accounting information for periods prior to the Spin through the end of the relevant transition agreements. We are in the process of (i) replacing or otherwise upgrading our systems, including our IT and enterprise resource planning systems, (ii) implementing additional financial, IT, and management controls, (iii) implementing reporting systems and procedures, and (iv) hiring additional management, IT, accounting, finance, legal, human resources, and other administrative staff and third-party service providers. Transitioning away from our reliance on Labcorp could cost more or take longer than anticipated, especially if we are not able to complete the transition prior to the end of the term of the transition agreements. While we are advancing our efforts to exit from the transition agreements prior to their expiration, the transition process involves coordination between us, third parties and Labcorp, which may be subject to delays or other challenges of working collaboratively in a technology environment, including system accessibility and security. If we are unable to do so in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our rebranding involves substantial cost, and our brand awareness may build slowly. It may not be favorably received by customers, sites, suppliers, employees, candidates or investors.
Prior July 1, 2023, we conducted our business under Labcorp and its associated brands, including Labcorp Drug Development and Covance. We now conduct our business under a new name, Fortrea, and certain associated brands, also with new names. Building awareness of our new brand is in process and will be an ongoing initiative. We may not improve upon the brand recognition associated with Labcorp and its historical or associated brands with customers, sites, suppliers, employees and candidates. In addition, the rebranding will involve financial investment and require the dedication of significant time and effort by management and other personnel.
We cannot predict the impact of this rebranding on our business. However, if we fail to establish, maintain and/or enhance brand recognition associated with the “Fortrea” name, it may affect our relations with investigator sites or customers, which may adversely affect our ability to generate revenues and could impede our business. Additionally, the costs and the dedication of time and effort associated with the rebranding may negatively impact our profitability.
We might not be able to engage in certain transactions and equity issuances until July 1, 2025.
Our ability to engage in certain transactions could be limited or restricted as a result of the Spin under the terms of the tax matters agreement entered into with Labcorp and in order to preserve, for U.S. federal income tax purposes, the qualification of the Spin and certain related transactions under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). Even if these transactions otherwise qualify for tax-free treatment to Labcorp’s stockholders under Section 355 of the Code, they may result in corporate-level taxable gain to Labcorp if there is a 50% or greater change in ownership, by vote or value, of shares of our stock, Labcorp’s stock or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Spin. Any acquisitions or issuances of our stock or Labcorp’s stock within two years of the Spin are generally presumed to be part of such a plan, although it may be possible to rebut that presumption.
Under the tax matters agreement that we entered into with Labcorp, we are required to comply with the representations and undertakings made in the Internal Revenue Service (“IRS”) ruling that Labcorp received in connection with the Spin and in materials submitted to the IRS in connection therewith and to the tax advisors in connection with the opinions Labcorp received regarding the intended tax treatment of the Spin and certain related transactions. The tax matters agreement also restricts our ability to take or fail to take any action if such action or failure to act could adversely affect the intended tax treatment. In particular, except in specific circumstances, until July 1, 2025, we are restricted from, among other things, (i) entering into any transaction pursuant to which all or a portion of our equity would be acquired, whether by merger or otherwise, and (ii) ceasing to actively conduct certain businesses or activities. These restrictions limit our ability to pursue certain transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our businesses.
Pandemics, such as COVID-19, and associated economic repercussions have adversely impacted our business and results of operations, and may do so in the future.
Pandemics, including the COVID-19 pandemic, and associated economic repercussions have significantly impacted, and may impact, our business and our operations. The possibility of pandemics, including the spread of COVID-19 variants, could continue to adversely impact our business and results of operations in a number of ways, including, but not limited to:
•delays or difficulties in commencing new and operating ongoing clinical trials, including intermittent challenges accessing investigative sites, delays in enrolling patients, delays in obtaining approvals from regulatory authorities, and difficulty obtaining necessary pharmaceutical and other products and supplies;
•restrictions on the ability of our field teams to visit healthcare providers and difficulty securing appropriate personal protective equipment and testing and other tools required for client-facing engagements and visits to sites/healthcare providers;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, as well as the reduction of our customers’ operating budgets;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to social distancing requirements, quarantine and isolation protocols or interruption of clinical trial subject visits and study procedures, which may impact the collection and integrity of study data and ability to measure clinical trial endpoints;

•business disruptions at our customers;
•limitations on our employee resources, including because of quarantine and isolation protocols, sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•continued disruptions to our supply chain;
•diversion of management resources to focus on mitigating the impacts of pandemics;
•increased cybersecurity risks due to the number of employees that are working remotely in regions impacted by stay-at-home orders, increased levels of remote access creating additional opportunities for cybercriminals to exploit vulnerabilities and employees that may be more susceptible to phishing and social engineering attempts;
•increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on a pandemic as a method for targeting our personnel; and
•strained technological resources due to the number of remote users.
These and other impacts of a pandemic could also have the effect of heightening many of the other factors described in these “Risk Factors” and other parts of this Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of a pandemic, including the emergence and spread of COVID-19 variants, the continued availability and effectiveness of vaccines and treatments, and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
Our effective income tax rate may fluctuate, which may adversely affect our operations, earnings and earnings per share.
Enactment of, or changes in the interpretation of, tax legislation or income tax rates globally could materially impact our financial statements. Our effective tax rate and deferred income taxes could be impacted by changes in tax legislation globally. Recent changes in the U.S. include the Inflation Reduction Act of 2022 (the “IRA”), enacted August 16, 2022, which, among other items, imposes a 15% alternative minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion and introduces or extends a number of tax credits to promote clean energy development. We continue to monitor the effects of the IRA and other regulatory developments on our financial condition, operating results, and income tax rate.
We have not accrued for income taxes on the undistributed earnings of most non-U.S. subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain tax legislation within those foreign jurisdictions could potentially have a material income on our income tax expense.
Our future effective tax rates could be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation.
In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Framework"), which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. We will continue to monitor the implementation of the Framework by the countries in which we operate. We currently do not expect the Framework to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

Risks Relating to Regulatory and Compliance Matters
Failure to comply with the regulations of pharmaceutical and medical device regulatory agencies, such as the FDA, the MHRA in the U.K., the EMA in the European Union, the NMPA in China, and the PMDA in Japan, could result in sanctions and/or remedies against us and have a material adverse effect on us.
The operation of our clinical trials must conform to GCP, as applicable, as well as all other applicable standards and regulations. If we do not comply, we could potentially be subject to civil, criminal or administrative sanctions and/or remedies, including suspension of our ability to conduct clinical studies, and to import or export to or from certain countries, which could have a material adverse effect upon us.
Additionally, certain of our services and activities must conform to cGMP. Failure to maintain compliance with GCP or cGMP regulations and other applicable requirements of various regulatory agencies could result in warning or untitled letters, fines, unanticipated compliance expenditures, suspension of manufacturing, and civil, criminal or administrative sanctions and/or remedies against us, including suspension of our operations, which could have a material adverse effect upon us.
Failure to comply with national, state, local or international environmental, health and safety laws and regulations, could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.
We are subject to laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of employees. Failure to comply with these laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions that could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us that may be costly.
Changes in government regulation or in practices relating to the pharmaceutical, biotechnology, or medical device industries could decrease the need for certain services that we provide.
We assist pharmaceutical, biotechnology and medical device companies in navigating the regulatory approval process. Changes in regulations such as a relaxation in regulatory requirements or the introduction of simplified approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government efforts to contain drug and medical product and device costs impact profits from such items, or if health insurers were to change their practices with respect to reimbursement for those items, some of our customers may spend less, or reduce their growth in spending on R&D. In the U.S., for example, the Inflation Reduction Act includes provisions authorizing government negotiated pricing for certain drugs and other price restrictions that may have the effect of reducing pharmaceutical and biotechnology manufacturer revenue and investments in the development of new drugs.
In addition, implementation of healthcare reform legislation that adds costs could limit the profits that can be made from the development of new drugs and medical products and devices. This could adversely affect R&D expenditures by such companies, which could in turn decrease the business opportunities available to us both in the U.S. and other countries. New laws or regulations may create a risk of liability, increase our costs or limit our service offerings.
Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation with customers and have a material adverse effect upon our business.
If we do not comply with existing or new laws and regulations related to protecting the privacy and security of personal or health information, we could be subject to monetary fines, civil penalties or criminal sanctions. In the U.S., we may obtain health information from third parties (e.g., healthcare providers who sponsor trials) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996,

the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, collectively referred to as “HIPAA”. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research support efforts could be impaired or delayed. Furthermore, use and disclosure of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization. Moreover, patients about whom we or our partners obtain information, as well as third parties who share this information with us, may have contractual rights that limit our ability to use and disclose the information. In addition, HIPAA does not replace federal, state, international or other laws to which we may be subject that may grant individuals even greater privacy protections. Federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts, resulting in complex compliance issues. For example, we could incur damages under state laws, including pursuant to an action brought by a private party for the wrongful use or disclosure of health information or other personal information.
We also are subject to the California Consumer Privacy Act, or the CCPA, which became effective as of January 2020, and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While the majority of provision went into effect on January 1, 2023, the enforcement of the California Privacy Rights Act, or the CPRA, began as of July 1, 2023, in California. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. As such, additional compliance investment and potential business process changes may still be required. Similar laws have passed in Delaware, Indiana, Iowa, Montana, Oregon and Tennessee, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA, the CPRA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We may also be required to comply with the data privacy and security laws of other countries in which we operate or with which we transfer and receive data. For example, in the European Economic Area, we are subject to the EU General Data Protection Regulation, and in the U.K., we are subject to the U.K. data protection regime consisting primarily of the GDPR and the U.K. Data Protection Act 2018, which include a range of compliance obligations for subject companies and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. We have established processes and frameworks to manage compliance with the GDPR. Potential fines and penalties in the event of a violation of the GDPR could have a material adverse effect on our business and operations. In addition, similar data protection regulations addressing access, use, disclosure and transfer of personal data have been enacted or updated in regions where we do business, including in Asia, Latin America, and Europe. We expect to make changes to our business practices and to incur additional costs associated with compliance with these evolving and complex regulations.
In addition to data protection laws and regulations, government agencies are considering (or are adopting) other laws, regulations and guidelines that impact the processing of personal information. For example, the evolving landscape surrounding the use of AI and online advertising may lead to additional compliance costs and could increase our overall risk.

Failure to comply with federal, state, and foreign laws and regulations, including healthcare fraud and abuse laws, anti-corruption laws and regulations, trade sanction laws and regulations, and privacy and security laws and regulations, could result in substantial penalties and our business, financial condition, results of operations, cash flows, and prospects could be adversely affected.
Even though we do not and will not order healthcare services or bill directly to Medicare, Medicaid, or other third-party payers, certain federal, state, and foreign healthcare laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback and anti-inducement laws related to the furnishing of healthcare items and services, are and will be applicable to our business. Such laws also include “sunshine act” legislation in various jurisdictions that require us to track and report on payments and other transfers of value to certain healthcare professionals, providers and institutions. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment of employees or others acting on our behalf, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business, our financial results, and our reputation.
International operations may increase our exposure to liabilities under the anti-corruption laws.
Anti-corruption laws in the countries where we conduct business, including the U.S. Foreign Corrupt Practices Act, or the FCPA, U.K. Bribery Act 2010, or the Bribery Act, and similar laws in other jurisdictions, prohibit companies and their intermediaries from engaging in bribery including improperly offering, promising, paying or authorizing the giving of anything of value to individuals or entities for the purpose of corruptly obtaining or retaining business. We operate in some parts of the world where corruption may be common and where anti-corruption laws may conflict to some degree with local customs and practices. We maintain an anti-corruption program including policies, procedures, training and safeguards in the engagement and management of third parties acting on our behalf. Moreover, we continue to evolve business processes, as regulations and business opportunities require, so that compliance risks are appropriately measured, mitigated, and effectively managed in alignment with appropriate risk tolerances. Despite these safeguards, we cannot guarantee protection from corrupt acts committed by employees or third parties associated with us. Violations or allegations of violations of anti-corruption laws could have a significant adverse effect on our business or results of operations.
Risks Relating to Strategic Transactions
A failure to identify and successfully close and integrate strategic acquisition targets or close other strategic transactions could have a material adverse effect on our business objectives and our revenues and profitability.
Part of our strategy involves deploying capital to investments that enhance our business, which includes pursuing strategic acquisitions to strengthen our scientific capabilities and enhance therapeutic expertise, enhance global drug development capabilities, and increase presence in key geographic areas, or to enter into and consummate other strategic transactions, such as joint ventures, collaborations or divestitures. However, we may not be able to identify acquisition targets that are attractive to us or that will have a meaningful impact on our operating results or to conduct other strategic transactions on terms that are acceptable to Fortrea, or at all. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:
•failure to obtain regulatory clearance, including due to antitrust concerns;
•loss of key customers or employees;
•difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;
•unidentified regulatory problems;
•failure to maintain the quality of services that such companies have historically provided;
•unanticipated costs and other liabilities;
•potential liabilities related to litigation including the acquired companies;

•potential periodic impairment of goodwill and intangible assets acquired;
•coordination of geographically separated facilities and workforces; and
•the potential disruption of the ongoing business and diversion of management's resources.
Current or future acquisitions, if any, or any related integration efforts may not be successful, and we cannot provide assurance that our business will not be adversely affected by any future acquisitions, including with respect to revenues and profitability. Similarly, any potential gains from other strategic transactions, such as cost savings or other operational efficiencies may also not be realized. Even if we are able to successfully integrate the operations of businesses that we may acquire in the future, we may not be able to realize the benefits that we expect from such acquisitions.
We are subject to a number of risks associated with the sale of certain assets relating to our Enabling Services segment, and these risks could adversely impact our operations, financial condition and business.
On March 9, 2024, we, together with our wholly-owned subsidiary, Fortrea Inc. (“Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer, LLC (“Buyer”), an affiliate of Arsenal Capital Partners, with respect to the sale of certain assets relating to our Enabling Services segment, including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. We are subject to a number of risks associated with this transaction, including risks associated with:
•the failure to satisfy, on a timely basis or at all, the closing conditions set forth in the Purchase Agreement;
•the separation of these businesses from the businesses we are retaining and the operation of our retained business without these businesses and transitioned employees;
•the need to commit substantial resources to or wind down these businesses if the transaction isn’t completed;
•issues, delays or complications in agreeing upon and completing required transition activities to allow the divested businesses to operate under Buyer after the closing, including incurring unanticipated costs or delays to complete such activities, which could delay or prevent payment of the transition payment called for under the Purchase Agreement;
•unfavorable reaction to the sale by customers, competitors, and employees;
•potential disruption to and uncertainty in our business and our relationships with our customers;
•difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;
•the diversion of our management’s attention away from the operation of the business we are retaining;
•the incurrence of significant transaction costs in connection with the transaction, regardless of whether it is completed;
•the need to provide transition services in connection with the transaction, which may result in the diversion of resources and focus from our retained businesses and exiting from the transition service agreements with Former Parent; and
•our failure to realize the full purchase price anticipated under the Purchase Agreement.
As a result of these risks, we may be unable to realize the anticipated benefits of the transaction, including the total amount of cash and operational objectives we expect to realize. Our failure to realize the anticipated benefits of the transaction could adversely impact our operations, financial condition and business.
Risks Relating to Technology and Cybersecurity
Failure to maintain the security of customer-related information or compliance with security requirements could damage our reputation with customers, cause us to incur substantial additional costs and become subject to litigation and enforcement actions.
We send, receive and store certain personal and financial information about our customers, suppliers, investigators and employees. Our processes for the protection of this information include the utilization of third-

party service providers and vendors as well as secure data transmission and storage. A compromise in our processes or systems, or those processes and systems provided to us by third-party service providers and vendors, could adversely affect our reputation with our customers and others, as well as our results of operations, financial condition and liquidity. Such a compromise could also result in litigation against us and the imposition of fines and penalties.
Failure in our IT systems, including hardware and software failures, delays in the operation of computer and communications systems, and the failure to implement new systems or system enhancements may harm us.
Our operations and success depend on the efficient and uninterrupted operation of our IT systems. Despite measures we have taken to ensure the availability of our IT systems, the potential threat of physical or electronic break-ins, computer viruses or similar disruptions still exists. In addition, we may experience system failures or interruptions as part of integrating the IT systems of any recent acquisitions. Sustained system failures or interruption of our systems in one or more of our operations could disrupt our ability to perform operations. A failure of the network or data-gathering procedures could impede the processing of data, delivery of services and day-to-day management of the business or could result in the corruption or loss of data. While certain operations have appropriate disaster recovery plans in place, there currently are not redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, geopolitical events, governmental action, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our various computer facilities could result in interruptions in the flow of data to the servers and from the servers to customers. In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, we could be required to transfer data collection operations to an alternative provider of server-hosting services. Such a transfer could result in delays in the ability to deliver products and services to customers. Additionally, significant delays in the planned delivery of system enhancements or improvements, and inadequate performance of the systems once they are completed could damage our reputation. Failure of our IT systems could adversely affect our business, profitability and financial condition.
Security breaches and unauthorized access to our or our customers’ data could harm our reputation and adversely affect our business.
We have experienced and expect to continue experiencing attempts by threat actors to attack our environment. We have also been informed of and expect to continue to experience similar attempts to attack and penetrate the systems of third-party suppliers and vendors to whom we have provided data. While these attempts have not resulted in any material breaches, such attempts, if successful, could result in the misappropriation or compromise of personal information or proprietary or confidential information stored within our systems or within the systems of third parties, create system disruptions or cause shutdowns. Outside parties may also attempt to fraudulently induce our staff to take actions, including the release of confidential or sensitive information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing, or other tactics. We have information security procedures and other safeguards in place, which we update in response to threat information from public and private sector sources and public announcements of attempted or successful breaches at other companies. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate all of these techniques or to implement adequate preventive measures. In addition, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to us. Breaches of our or third parties' security measures and the unauthorized dissemination of personal, proprietary or confidential information about us or our customers or other third parties could expose customers’ private information. Such breaches could expose customers to the risk of financial harm or identity theft or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Any of these disruptions or breaches of security could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations.

We use internally developed and licensed technology systems to manage various aspects of clinical trials and failures of these systems, including errors in design, programming or validation, could adversely affect our business.
We develop, maintain and license software as a service and application solutions alongside licensed technology systems to implement and manage various aspects of clinical trials. These systems are used in clinical trial randomization, investigational product supply management, DCT execution and other clinical trial functions. These systems often involve integrations with third party systems. Incorrect design, programming or validation of these systems could lead to substantial data integrity or patient safety issues potentially resulting in the invalidation of the clinical trial and/or claims against us and could otherwise adversely affect our financial results.
Failure to keep pace with rapid technological changes could make our services less competitive or obsolete.
The biopharmaceutical industry generally, and the drug development services industry more specifically, is subject to increasingly rapid technological changes. Our customers, competitors and other businesses might acquire or develop technologies or services that are more effective or commercially attractive than our current or future technologies or services or that render our technologies or services less competitive or potentially obsolete. If competitors acquire or introduce superior technologies or services and we cannot procure or develop these technologies or services or enhance ours in a timely manner to remain competitive, our competitive position, and in turn our business, results of operations, financial condition and/or cash flows may be materially adversely affected.
Issues in the development and/or use of AI may result in reputational harm, liability or adversely affect our business, financial condition or results of operations.
AI is an emerging technology that is expected to fundamentally impact the support of clinical research. We have made investments in various AI initiatives and will continue to incorporate AI into our offerings when appropriate and beneficial. This AI may be developed by the Company or others. We expect these elements of our business to grow. AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by the Company or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. New laws regulating AI may reduce the ability to use AI within our business or reduce the value of our investments in technology. If we enable or offer AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm that could adversely affect our business, financial condition or results or operations.
Risks Relating to Legal Matters
Failure to comply with the contractual requirements of our agreements with customers or third-party service providers could result in claims and/or remedies against us and have a material adverse effect on us and our reputation could be harmed.
Our contracts with our pharmaceutical and medical device customers span a wide range of clinical trial services and solutions. These services are complex and often involve the integration of third parties. Our customer contracts contain numerous requirements and obligate us to perform our services in accordance with applicable laws and regulations, standard operating procedures, and key performance indicators in certain situations. Our agreements with third party service providers establish responsibilities for performance as their customer, including payment, confidentiality, and intellectual property provisions. If we or our third-party service providers fail to perform according to these requirements, as applicable, it could harm our reputation, cause the termination of existing contracts, and impair our ability to win or secure future contracts. Customers or third-party service providers may also bring claims for damages or seek other remedies as a result of our noncompliance. Due to the overall cost of clinical trials, our noncompliance with contractual obligations could result in substantial monetary claims. In addition, our failure to perform, or failure of our third party-service providers to perform, could raise concerns among customers about the quality of services provided and our ability to deliver services, which could harm our reputation and impact our ability to acquire new business or result in termination of existing contracts. Any of these actions could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations, and future prospects.
Contract research services in the drug development industry create liability risks.
In contracting to work on drug development trials and studies, we face a range of potential liabilities, including:
•Errors or omissions that create harm to clinical trial participants during a trial or to consumers of a drug after the trial is completed and regulatory approval of the drug has been granted;
•General risks associated with clinical pharmacology facilities and mobile clinical services, including negative consequences from specimen collection and processing, the administration of drugs to clinical trial participants, or the professional malpractice of clinical pharmacology physicians, clinical pharmacology staff or mobile clinical services staff; and
•Errors and omissions during a trial or study that may undermine the usefulness of a trial or study, or data from the trial or study or that may delay the entry of a drug to the market.
We contract with investigators to conduct, and in our clinical research units we directly conduct, the clinical trials to test new drugs on clinical trial participants. These tests can create a risk of liability for personal injury or death to clinical trial participants resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators or our staff conducting the clinical trials. We also contract with third parties to perform certain other services related to clinical trials and their inability to adequately perform the services in compliance with applicable laws and regulations or the terms of our agreements with them may create additional risk of liability.
We assume representative roles, including, but not limited to, European Union Legal Representative for Clinical Trials, U.K. Legal Representative for Clinical Trials, local clinical trial sponsor, and Qualified Person for Pharmacovigilance, in connection with the clinical trials we manage and these roles may create direct risks relating to patient claims, customer claims, or regulatory authority action.
While we endeavor to include in our contracts provisions entitling us to be indemnified and entitling us to a limitation of liability, these provisions are not always successfully obtained and, even if obtained, do not uniformly protect us against liability arising from certain of our own actions. We may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. Although we maintain the types and amounts of insurance we view as customary in the industries and countries in which we operate, if we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our clients or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our financial condition, results of operations and reputation could be materially and adversely affected. We maintain professional liability insurance. In the future, we may not be able to get adequate insurance for these types of risks at reasonable rates, and the coverage provided by such insurance may not be adequate for all claims made and such claims may be contested by applicable insurance carriers. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim that is not covered by a contractual indemnification provision, or in the event that a party which must indemnify us does not fulfill its indemnification obligations, or in the event that we are not successful in limiting our liability or in the event that the damages and costs exceed our insurance coverage or are excluded from coverage. We may also be required to agree to contract provisions with clinical trial sites or its customers related to the conduct of clinical trials, and we could be materially and adversely affected if we were required to indemnify a site or customer against claims pursuant to such contract terms. There can be no assurance that we will be able to maintain sufficient insurance coverage on acceptable terms.
Adverse results in material litigation matters could have a material adverse effect upon our business.
We may become subject in the ordinary course of business to material legal actions related to, among other things, commercial and contract disputes, data and privacy issues, professional liability, employee-related matters, and intellectual property disputes. Legal actions could result in substantial monetary damages as well as damage to our reputation with customers, which could have a material adverse effect upon our business.
The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to our intellectual property rights could adversely affect us.
Many of our services, products and processes rely on intellectual property, including patents, copyrights, trademarks and trade secrets. In some cases, that intellectual property is owned by another party and licensed to us, sometimes exclusively. The value of our intellectual property relies in part on our ability to maintain our proprietary rights to such intellectual property. If we are unable to obtain or maintain the proprietary rights to our intellectual property, if we are unable to prevent attempted infringement against our intellectual property, or if we are unable to defend against claims that we are infringing on another party’s intellectual property, we could be adversely affected. These adverse effects could include us having to abandon, alter and/or delay the deployment of products, services or processes that rely on such intellectual property; having to procure and pay for licenses from the holders of intellectual property rights that we seek to use; and having to pay damages, fines, court costs, and attorney's fees in connection with intellectual property litigation.
Changes in our tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.
We are subject to taxes in the U.S. and foreign jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.
We are subject to examination by the IRS and other domestic and foreign tax authorities and government bodies. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax and other tax reserves. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.
Additionally, the Organization for Economic Cooperation and Development has issued certain guidelines regarding base erosion and profit shifting. As these guidelines continue to be formally adopted by separate taxing jurisdictions, they may have an impact on our tax rate and the way in which we operate.
We are subject to continuing contingent liabilities as a result of the Spin, including potential indemnification liabilities to Labcorp, and these liabilities could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As a result of the Spin, there are several significant areas where the liabilities of Labcorp became our obligations. Our separation and distribution agreement with Labcorp provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business, whether incurred prior to or after the Spin, and whether known or unknown at the time of the Spin, as well as those obligations of Labcorp assumed by us pursuant to the separation and distribution agreement. As we are required to indemnify Labcorp under the circumstances set forth in the separation and distribution agreement, or meaningful unknown liabilities surface, we may be subject to substantial liabilities.
In addition, provisions of law may impose certain of Labcorp’s liabilities on us. For example, under the Code and the related rules and regulations, each corporation that was a member of the Labcorp consolidated U.S. federal income tax group during a taxable period or portion of a taxable period ending on or before the effective date of the Spin is severally liable for the U.S. federal income tax liability of the Labcorp consolidated U.S. federal income tax group for that taxable period. Consequently, if Labcorp is unable to pay the consolidated U.S. federal income tax liability for a pre-Spin period, we could be required to pay the amount of such tax, which could be substantial and in excess of the amount allocated to us under the tax matters agreement. Similar rules may apply for state, local, and

non-U.S. tax purposes. Other provisions of law establish similar liability for other matters, including U.S. federal laws governing tax-qualified pension plans, as well as other contingent liabilities.
Labcorp has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Labcorp's ability to satisfy its indemnification obligations will not be impaired in the future.
Pursuant to the separation and distribution agreement, Labcorp agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Labcorp has agreed to retain, and there can be no assurance that the indemnity from Labcorp will be sufficient to protect us against the full amount of such liabilities, or that Labcorp will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Labcorp any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. If Labcorp is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, Labcorp's insurers may deny coverage to us for liabilities associated with occurrences prior to the Spin. Even if we ultimately succeed in recovering from such insurance providers, we may be required to temporarily bear such loss of coverage.
Risks Relating to Financial Matters
We bear financial risk for contracts that, including for reasons beyond our control, may be underpriced, subject to cost overruns, delayed, or terminated or reduced in scope.
We have many contracts that provide for services on a fixed-price or fee-for-service with a cap basis and they may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, including:
•failure of products to satisfy safety requirements;
•unexpected or undesired results of the products;
•insufficient clinical trial subject enrollment;
•insufficient investigator recruitment;
•a customer's decision to terminate the development of a product or to end a particular study; and
•our failure to perform our duties properly under the contract.
We bear the financial risk if these contracts are underpriced or if contract costs exceed estimates. Such underpricing or significant cost overruns could have an adverse effect on our business, results of operations, financial condition and cash flows. Although our contracts often entitle us to receive the costs of winding down the terminated projects, as well as all fees earned up to the time of termination, the loss, reduction in scope or delay of a large contract or the loss, delay or conclusion of multiple contracts could materially adversely affect us.
A significant increase in our days sales outstanding could have an adverse effect on our business, including our cash flow, by increasing our bad debt or decreasing our cash flow.
A significant increase in our days sales outstanding level from delays in billing or collection could have an adverse effect on our business, including potentially increasing our bad debt rate and decreasing our cash flows.
Our revenues depend on the pharmaceutical, biotechnology and medical device industries.
Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. In some instances, these companies are reliant on their ability to raise capital in order to fund their R&D projects. These companies are also reliant on reimbursement for their products from government programs and commercial payers. Accordingly, economic factors and industry trends affecting our customers in these industries may also affect us. If these companies were to reduce the number of R&D projects they conduct or outsource, whether through the inability to raise capital, reductions in reimbursement from governmental programs or commercial payers, industry trends, economic conditions or otherwise, we could be materially adversely affected.
Foreign currency fluctuations could have an adverse effect on our business and our planned use of financial instruments to limit our exposure to currency fluctuations could expose us to risks and financial losses that may adversely affect our financial condition, liquidity and results of operations.
We have business and operations outside the U.S., and derive a significant portion of our revenues from international operations. Since our consolidated and combined financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on reported results. In addition, we may incur costs in one currency related to our services or products for which we are paid in a different currency. To reduce our exposure to currency exchange fluctuations, we may from time to time enter into for these or other purposes, financial swaps, or hedging arrangements, with various financial counterparties. In addition to any risks related to the counterparties, there can be no assurances that our hedging activity will be effective in insulating us from the risks associated with the underlying transactions, that we would not have been better off without entering into these hedges, or that we will not have to pay additional amounts upon settlement. As a result, factors associated with international operations, including changes in foreign currency exchange rates and our hedging activities, could significantly affect our results of operations, financial condition and cash flows.
Our quarterly operating results may vary.
Our operating results may vary significantly from quarter to quarter and are influenced by a variety of factors, such as:
•changes in the general global economy;
•exchange rate fluctuations;
•the commencement, completion, delay or cancellation of large projects or contracts or groups of projects;
•the progress of ongoing projects;
•timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net new business and revenue from quarter to quarter;
•the timing of and charges associated with completed acquisitions or other events; and
•changes in the utilization mix of our services.
We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively or positively affect the market price of our common stock, these fluctuations may not be related to our future overall operating performance.
Our debt and debt covenant requirements may limit cash flow available to invest in the ongoing needs of our business.
We have an aggregate principal amount of indebtedness of approximately $1,624.7 million, which consists of borrowings under senior secured term loan facilities and senior secured notes. We also have borrowing capacity in the form of a $450 million senior secured revolving credit facility, from which we have borrowed and repaid $164.0 million during the year ended December 31, 2023 and an accounts receivable purchase program, or ARPP, from which $17.5 million of receivables were sold with net proceeds of $17.3 million during the year ended December 31, 2023. The ARPP establishes a receivables purchase facility that provides for up to approximately $80 million in funding based on the availability of certain eligible receivables and the satisfaction of certain conditions.
Our level of debt could have important consequences. For example, it could:
•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increase our vulnerability to adverse economic or industry conditions;

•limit our ability to access debt markets and obtain additional financing in the future to enable us to react to changes in our business; or
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.
As a result of the debt we have incurred, it may be difficult for the Company to incur additional debt should the business require it. This will increase the riskiness of our business and of an investment in our common stock.
Any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade in our credit ratings could increase our borrowing costs for incremental debt. In the event of a default, the holders of our debt could elect to declare all the amounts outstanding under such instruments to be due and payable. Any default under the agreements governing our debt and the remedies sought by the holders of such debt could render us unable to pay principal and interest on our debt.
We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.
The capital and credit markets may experience extreme volatility or disruptions that may lead to uncertainty and liquidity issues for both borrowers and investors. As noted above, we have incurred indebtedness as of December, 31, 2023 in an aggregate principal amount of approximately $1,624.7 million, which consists of borrowings under senior secured term loan facilities and senior secured notes. We also have available $348.4 million under a senior secured revolving credit facility as of the year ended December 31, 2023. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms, or at all, and changes in credit ratings issued by nationally recognized credit-rating agencies could adversely affect our ability to obtain capital market financing and the cost of such financing. Any of these risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We depend on a variety of U.S. and international financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and international financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Additionally, bank payment processes could become unavailable which could temporarily impact our ability to conduct business with suppliers and pay our employees on a timely basis. Any inability to access or delay in accessing these funds could adversely affect our business and financial condition.
Our historical combined financial information is not necessarily indicative of our future financial condition, results of operations, or cash flows nor does it reflect what our financial condition, results of operations, or cash flows would have been as an independent public company during the periods presented.
The historical combined financial information we have included in this annual report does not necessarily reflect what our financial condition, results of operations, or cash flows would have been as an independent public company during the periods presented and is not necessarily indicative of our future financial condition, future results of operations, or future cash flows. This is primarily a result of the following factors:
•our historical combined financial results reflect allocations of expenses for services historically provided by Labcorp, and may not fully reflect the increased costs associated with being an independent public company, including significant changes to our cost structure, management, financing arrangements, and business operations as a result of our Spin from Labcorp;
•our working capital and capital expenditure requirements historically have been satisfied as part of Labcorp’s corporate-wide capital access, capital allocation, and cash management programs; our debt structure and cost of debt and other capital may be significantly different from that reflected in our historical combined financial statements; and

•the historical combined financial information may not fully reflect the effects of certain liabilities that have been incurred or assumed by us and may not fully reflect the effects of the assets that have been transferred to, and liabilities that have been assumed by Labcorp.
Risks Relating to General Matters
General or macro-economic factors in the U.S. and globally may have a material adverse effect upon us, and a significant deterioration in the economy could negatively impact our services, cash collections, profitability and the availability and cost of credit.
Our operations are dependent upon ongoing demand for our services by pharmaceutical, biotechnology and medical device companies and others. A significant downturn in the economy could negatively impact the demand for our services, as well as the ability of customers to pay for services rendered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact our ability to meet our financing needs in the future.
Any further deterioration in the macro-economic economy or financial services industry could lead to losses or defaults by our partners or vendors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a vendor may determine that it will no longer deal with us as a customer. In addition, a partner or vendor could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any partner or vendor bankruptcy or insolvency, or the failure of any partner to make payments when due, or any breach or default by a partner or vendor, or the loss of any significant vendor relationships, could result in material losses to us and may have a material adverse impact on our business.
Unfavorable labor environments, work stoppages, works council negotiations, or failure to comply with labor or employment laws could adversely affect our operations and have a material adverse effect on our business.
We are subject to employment and labor laws and unionization activity in the U.S. Similar employment and labor obligations exist across other countries in which we conduct business, including appropriate engagement with unions, works councils, and other employee representative bodies. Disputes with regard to the terms of labor agreements or obligations for consultation, potential inability to negotiate acceptable contracts with these unions, unionization activity, or a failure to comply with labor or employment laws could result in, among other things, labor unrest, strikes, work stoppages, slowdowns by the affected workers, fines and penalties. If any of these events were to occur, or other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business. Additionally, future labor agreements, or renegotiation of labor agreements or provisions of labor agreements, or changes in labor or employment laws, could compromise our service reliability and significantly increase our costs, which could have a material adverse effect on our business. Also, we may incur substantial additional costs and become subject to litigation and enforcement actions if we fail to comply with legal requirements affecting our workforce and labor practices, including laws and regulations related to wage and hour practices, Office of Federal Contract Compliance Programs compliance, and unlawful workplace harassment and discrimination.
Failure to establish and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly, and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Beginning with our second required Annual Report on Form 10-K, which will be filed in 2025, we intend to comply with the applicable sections of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot provide assurance that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.
Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.
Operations may be disrupted and adversely impacted by the effects of adverse weather, other natural disasters, geopolitical events, public health crises, and other events outside of our control.
Natural disasters, such as adverse weather, fires, floods and earthquakes; power shortages and outages; geopolitical events, such as terrorism, war, political instability, political unrest, including the current conflicts in Ukraine and the Middle East or other conflicts; criminal activities; public health crises; and other disruptions or events outside of our control or the escalation or expansion of any of the same, could delay or disrupt our ability to conduct clinical trials or other business, endanger our personnel, or cause other project delays or loss of clinical trial materials or results. Long-term disruptions in the infrastructure and operations caused by such events (particularly involving locations in which we have operations), could harm our operating results.
Damage or disruption to our facilities could adversely affect our business.
Many of our facilities could be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact our ability to provide services to customers and, therefore, could have a material adverse effect on our financial condition, results of operations, and cash flows.
Our increasing focus on environmental, social, governance, and other sustainability matters could increase our costs, and inaction could harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers, environmental and social activists, the media and governmental and nongovernmental organizations on a variety of environmental, social, governance, and other sustainability matters. As an organization, we understand the importance of our role in lessening our environmental footprint and supporting positive societal impact. In light of the importance of this to our culture, as well as internal and external stakeholders, if we are not effective in addressing environmental, social, governance, and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on environmental, social, governance, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Compliance with future legislation could impose additional requirements on us that may be costly. If we fail to comply with new and existing laws, regulations, or reporting requirements, our reputation and business could be adversely impacted.

Risks Relating to Ownership of Our Common Stock
We have limited history operating as an independent public company. We will incur additional expenses to create or supplement the corporate infrastructure necessary to operate as an independent public company and we have and will experience increased ongoing costs in connection with being an independent public company.
Our business has historically used Labcorp’s corporate infrastructure and services to support our business functions. A portion of the expenses related to establishing and maintaining this infrastructure has been charged to us on a cost-allocation basis in connection with the Spin. Except for certain services under the transition services agreement, since the distribution date we no longer have access to Labcorp’s infrastructure or services and we have had to and are continuing to establish or supplement our own. We may experience increased pricing in our supplier relationships for similar services due to lower volume requirements because we are separate from Labcorp. The operational, financial, information system, and logistical separation from Labcorp is complex and involves numerous systems and jurisdictions. Following the Spin, Labcorp continues to provide some services to us on a transitional basis pursuant to a transition services agreement. We have expended and will need to expend significant efforts and costs to (i) replace or otherwise upgrade our systems, including our IT and enterprise resource planning systems, (ii) implement additional financial, IT, and management controls, (iii) implement reporting systems and procedures, (iv) hire additional management, IT, accounting, finance, legal, human resources, and other administrative staff and third-party service providers, (v) establish employee benefit programs, (vi) support our board of directors and corporate governance programs, (vii) carry out audit, tax and legal functions, and (vii) establish banking and credit facility arrangements. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, at the end of this transition period, to the extent we are unable to perform particular functions ourselves, we will need to hire third parties to perform these functions on our behalf.
The market price and trading volume of our common stock may be volatile and investors may not be able to resell their shares of Fortrea common stock at or above the initial market price of our common stock following the spin.
The market price of Fortrea common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:
•fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•failures of our results of operations to meet the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;
•announcements by us or our customers, suppliers, or competitors;
•changes in laws or regulations which adversely affect our industry or us;
•general economic, industry, and stock market conditions;
•future sales of our common stock by our stockholders;
•future issuances of our common stock by us;
•our ability or willingness to pay dividends in the future; and
•the other factors described in these “Risk Factors” and other parts of this Annual Report on Form 10-K.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control over us and may affect the trading price of our common stock.
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws include a number of provisions that may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws:
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•until the annual meeting of stockholders to be held in 2028, provide for the division of our board of directors into three classes serving staggered three-year terms, with one class being elected each year, which may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us because it generally makes it more difficult for stockholders to replace a majority of our board of directors;
•not permit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•provide that vacancies on our board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from nominating director candidates for inclusion in proxy material;
•prohibit stockholders from calling special meetings of stockholders;
•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•until the annual meeting of stockholders to be held in 2028, require the approval of holders of at least seventy-five percent (75%) of the outstanding shares of our common stock, voting together as a single class, to amend certain provisions of our Amended and Restated Bylaws and certain provisions of our Amended and Restated Certificate of Incorporation.
These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult, or prevent a change in our control, which may not be in the best interests of our stockholders.
Investors’ percentage of ownership of us may be diluted in the future.
An investor’s percentage ownership of Fortrea common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of Fortrea common stock. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of Fortrea common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.
We may determine to not pay dividends on our common stock and, consequently, investors’ ability to achieve a return on an investment in Fortrea common stock will depend on appreciation in the price of our common stock.
We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. In the absence of a dividend, the success of an investment in shares of our common stock would depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value.
Securities or industry analysts may not publish favorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these securities analysts downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity
Cybersecurity Risk Management Program and Strategy
Our cybersecurity risk management program (the “Cybersecurity Risk Management Program”) was designed to identify, manage, mitigate, and respond to ongoing cybersecurity threats and associated risks and is responsible for their escalation to the Board of Directors when determined to be material. Currently, the Cybersecurity Risk Management Program includes cybersecurity services provided by our Former Parent through 2024 as part a transition service agreement entered in connection with the Spin. The underlying controls utilized by these programs are based on industry recognized best practices and standards for cybersecurity and information technology which include the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the International Organization for Standardization (ISO) 27001:2022 Information Security Management Systems Requirements
The Cybersecurity Risk Management Program is administered through two primary channels: (i) Fortrea led cybersecurity services and capabilities, and (ii) trusted third-party partners delivering cybersecurity services overseen by our Cybersecurity leadership team. Both channels combined deliver the entire Cybersecurity Program, which includes key items such as:
Cybersecurity risk management program, including, but not limited to, the following:
•Risk assessment activities/analyses
•Risk Committee oversight, documentation, escalation
•Reporting of risk issues deemed material to our Audit Committee of the Board of Directors
Cybersecurity services, including, but not limited to, the following:
•24x7 Security services and Operations across (3) countries, including an Incident Response Plan and process.
•Identity Access Management support and governance
•Security Architecture oversight and guidance
•Governance, Risk and Compliance (“GRC”) functions such as third-party risk management, cybersecurity policies, training, and awareness
•Annual and independent penetration testing and vulnerability scanning activities conducted by trusted third parties
•Transition services provided by our Former Parent, as part of the Spin, effective June 2023 and through the exit of the transition service agreement
Third party risk management, including, but not limited to, the following:
•Periodic third party reviews and assessments measuring cybersecurity services capability and maturity.
Cybersecurity risks are identified and documented by our cybersecurity team leadership, presented, and reviewed with the Fortrea Cybersecurity Risk Management Committee (the “Risk Committee”) as noted in the Governance of Cybersecurity section below. The Risk Committee, in conjunction with business stakeholders as required, evaluates risks which are presented to them to determine materiality. Cybersecurity risks deemed material are then formally agreed upon as items to be reported by the Chief Information Security Officer (“CISO”) to the Audit Committee.

Recognizing the cybersecurity and risk management programs are newly formed, we have established plans to conduct regular reviews and tabletop exercises to test processes for preparedness in case of a critical event as well as integrate cybersecurity risk with the Enterprise Risk Management Framework. As part of our risk management strategy, we have secured comprehensive cyber insurance coverage. We regularly review and update our cyber insurance coverage to align with the evolving nature of cyber threats and industry standards.

Because we are a newly formed company, there are no historical internal or external assessment processes. Going forward, however, the Fortrea Internal Audit team will conduct internal assurance reviews as part of their 2024 annual audit plan. Additionally, as we continue to execute our risk management processes, we plan to engage external cybersecurity partners for the evaluation and assessment of our cybersecurity program and its capabilities.
Although unknown cybersecurity risks could materialize as a result of risk factors identified during the Spin, we are not aware of any disclosures at this time which would be considered material risks and associated with cybersecurity threats or incidents. Refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussion of cybersecurity risks.
Governance of Cybersecurity
The Fortrea Audit Committee has been authorized by the Board of Directors to oversee risks from cybersecurity threats. We have established a Risk Committee chaired by the CISO and chartered to determine and execute the processes for the identification, and management of material cybersecurity risks. The Risk Committee is comprised of cross-functional executive leaders who can assess materiality impact and are accountable for materiality disclosure. The CISO is responsible for reporting on the state of cybersecurity to the Audit Committee on a quarterly basis, including those risks deemed material by the Risk Committee.
Our CISO has more than 25 years of experience building and leading cybersecurity programs for global healthcare and retail companies. The cybersecurity leadership team reporting to the CISO is comprised of leaders with skills in cybersecurity risk management, cybersecurity architecture, identity and access management, and cybersecurity operations and engineering. Their experience and certifications are commensurate with their roles.
ITEM 2. PROPERTIES
Our Company's corporate headquarters are located in Durham, North Carolina, and include facilities that are both owned and leased. As of December 31, 2023, we had 73 operating facilities located in 39 countries. Other than the facility located in Leeds, U.K. used by the clinical pharmacology business within our Clinical Service segment, which we own, we lease all of our facilities. Most of our facilities consist solely of office space. We lease approximately 1,100,000 square feet of general office and pharmacology clinic space with lease expirations through 2030. Our most significant leases are located in India, the United States, Germany, Spain, and the United Kingdom. The table below summarizes certain information as to principal operating and administrative facilities as of December 31, 2023.

Location	Square Footage	Nature of Occupancy
Leeds, United Kingdom	68,285	Owned
Bangalore, India	160,294	Leased
Dallas, United States	58,806	Leased
Daytona Beach, United States	163,410	Leased
Durham, United States	39,822	Leased
Lake Mary, United States	39,259	Leased
Madison, United States	48,609	Leased
Tokyo, Japan	25,327	Leased
Pune, India	41,229	Leased
Shanghai, China	28,000	Leased
All of our primary facilities have been built or improved for the purpose of providing clinical development services. We believe that these existing facilities and plans for expansion are suitable and adequate and will provide sufficient capacity for our currently foreseeable level of operations. We believe that if it were unable to renew a lease or if a lease were to be terminated on any of the facilities it presently leases, we could find alternate space at competitive market rates and readily relocate its operations to such new locations without material disruption to its operations.
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in various claims and legal actions, including investigations, disputes, litigation, and regulatory matters, arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters may be threatened or commenced by various parties, including customers, current or former employees, vendors, study participants, government agencies, or others, and include, but are not limited to, commercial and contract disputes, intellectual property disputes, professional liability claims, employee-related matters, and inquiries, including subpoenas and other civil investigative demands. In accordance with FASB Accounting Standards Codification Topic 450 “Contingencies,” we establish reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves.
We believe that we are in compliance in all material respects with all statutes, regulations, and other requirements applicable to our clinical development services. The clinical development industry is, however, subject to extensive regulation, and the courts have not interpreted many of the applicable statutes and regulations. Therefore, the applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that would adversely affect us. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, the loss of various licenses, certificates and authorizations, and additional liabilities from third-party claims.
Based on currently available information, we do not expect that any pending or threatened claim or legal action, either individually or in the aggregate, will have a material adverse effect on the business, our financial condition, results of operations, and/or our cash flows.
It was previously disclosed that there were dosing sequence errors in a customer’s trial by a third-party vendor not associated with the Company. As part of working with this customer, the Company has agreed to make concessions and provide discounts and other consideration to the customer of an estimated amount of $12.5 million as part of a multi-party solution to facilitate the ongoing trials, of which $5.5 million was recorded as a reduction of revenue in 2023.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock, par value $0.001 per share, or Common Stock, trades on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “FTRE.”
Holders
On March 11, 2024, there were approximately 1,748 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
Dividend Policy
The Company intends to retain future earnings, if any, to finance the operation and expansion of our business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to any restrictions applicable to us contained in any future financing instruments.
Common Stock Performance
The following graph compares the cumulative total shareholder return of Fortrea’s Common Stock with that of the Nasdaq Composite Index and the Nasdaq Health Care Index for the period from July 1, 2023 (the effective date of the registration of FTRE Common Stock) to December 31, 2023. The graph assumes that $100.00 was invested on July 1, 2023 (first day of trading activity) and all dividends and other distributions were reinvested through the last trading day of fiscal 2023. Past performance is not necessarily indicative of future performance.

Total Return Performance
$110.00
$105.00
$100.00
$95.00
07/01/23
12/31/23
Fortrea Holdings Inc.
Nasdaq Health Care Index
Nasdaq Composite Index

ITEM 6. [ RESERVED ]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Prior to the spin-off (the “Spin” or “the Separation”), Fortrea existed and functioned as part of Laboratory Corporation of America Holdings, which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated and combined financial statements and corresponding notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I. Item 1A. “Risk Factors.” Actual results may differ materially from these expectations. See “Cautionary Statement Concerning Forward-Looking Statements.”
Company Overview
Fortrea, a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development services, patient access solutions and other enabling services to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid Service structures. We have a rich history of providing clinical development services for over 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, we completed the Spin from Labcorp. We leverage our global scale, clinical data insights, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to our customers. With what we believe is a distinctive market offering, Fortrea meets growing global demand for clinical development services.
Our team of approximately 18,000 employees conducts operations in about 90 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology, differentiated technology enabled trial solutions and post-approval services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product, and medical device development process. Additionally, we utilize enabling technologies to optimize processes and evolve with a dynamic marketplace.
Industry Outlook
For information about the industry outlook and markets that we operate in, refer to Part I, Item I, “Market Opportunity”.
Separation from Labcorp
On June 30, 2023, we completed the Spin from Labcorp through a pro-rata distribution of one share of Fortrea common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. Fortrea began to trade as a separate public company (NASDAQ: FTRE) on July 3, 2023.
Subsequent Event
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc. (“Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which the Seller has agreed to sell assets relating to its Enabling Services Segment (the “Transaction”), including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The purchase price for the Transaction is $345.0, subject to customary purchase price adjustments, with $295.0 to be paid at closing and $50.0 to be paid upon achievement of certain transition-related milestones. The Transaction is targeted to close in the second quarter of 2024, subject to customary closing conditions and government approvals, as well as the parties entering into certain services and operating agreements.

Incremental Independent Public Company Expenses
The consolidated and combined statements of operations include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to us in the periods presented prior to the Spin. These centralized functions and programs include, but are not limited to, legal, tax, treasury, risk management, sales expenses, IT, human resources, finance, supply chain, executive leadership and stock-based compensation.
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
Backlog and Net New Business
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog revenue that has been recognized as revenue in our statements of operations. Our backlog was $7.4 billion as of December 31, 2023.
We do not believe that, as a sole measure, our backlog is a consistent indicator of future revenue because it has been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the contract award reflected in our backlog. If a customer cancels a contract, we generally will be reimbursed for the costs we have incurred. For more information about risks related to our backlog see “Risk Factors—Risks Relating to Our Business—Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.”
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our results of operations for the years ended December 31, 2023, 2022 and 2021.
Results of Operations for the years ended December 31, 2023, 2022 and 2021
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Clinical Services	$2,839.5	$2,825.4	$2,763.5	0.5%	2.2%
Enabling Services	269.5	270.7	294.0	(0.4)%	(7.9)%
Total	$3,109.0	$3,096.1	$3,057.5	0.4%	1.3%

The Company’s revenues for the year ended December 31, 2023, were $3,109.0, an increase of 0.4% over revenues of $3,096.1 in the corresponding period in 2022. The increase in revenues was due to organic growth of 0.3% and favorable foreign currency translation of 0.1%. The Company defines organic growth as the increase in revenue excluding the year over year impact of acquisitions, divestitures, and currency. The 0.3% increase in organic revenues was primarily driven by an increase in pass through revenues offset by lower service revenues driven by the mix and quantity of new business wins during the year prior to the Spin and by the impact of a prior year FSP cancellation.
The Clinical Services segment’s revenues for the year ended December 31, 2023 were $2,839.5, an increase of 0.5% compared to revenues of $2,825.4 in the corresponding period in 2022. The increase in revenues was driven by an increase in pass through revenues offset by lower service revenues resulting from by the mix and quantity of new business wins during the year prior to the Spin and by the impact of a prior year FSP cancellation.
The Enabling Services segment’s revenues for the year ended December 31, 2023 were $269.5, a decrease of 0.4% compared to revenues of $270.7 in the corresponding period in 2022. The change in revenues was due to lower call center volume offset by strong enhancement revenue on existing projects.
The Company’s revenues for the year ended December 31, 2022, were $3,096.1, an increase of 1.3% over revenues of $3,057.5 in the corresponding period in 2021. The increase in revenues was due to organic growth of 3.9% and unfavorable foreign currency translation of 2.6%. The 3.9% increase in organic revenues was primarily driven by strong net new business awards in 2021 for the Clinical Services segment offset by lower call center volume within the Enabling Services segment.
The Clinical Services segment’s revenues for the year ended December 31, 2022 were $2,825.4, an increase of 2.2% compared to revenues of $2,763.5 in the corresponding period in 2021. The increase in revenues was driven by an increase in net new business awards and an increase in pass through revenues offset by lower service revenues resulting from the impact of a FSP cancellation.
The Enabling Services segment’s revenues for the year ended December 31, 2022 were $270.7, a decrease of 7.9% compared to revenues of $294.0 in the corresponding period in 2021. The decrease in revenues was due to lower call center volume.
Direct Costs, Exclusive of Depreciation and Amortization

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Direct costs	$2,588.6	$2,447.4	$2,453.1	5.8%	(0.2%)
Direct costs as a % of revenues	83.3%	79.0%	80.2%
Direct costs consist primarily of payroll and related benefits for project-related employees, pass through costs, transition services agreement direct costs, information technology costs, and other direct costs.
Direct costs increased 5.8% in 2023 as compared with 2022 and increased as a percentage of revenues to 83.3% in 2023 as compared to 79.0% in 2022. The increase in direct costs was primarily due to higher pass through costs, transition services agreement costs and personnel costs partially offset by the removal of Former Parent corporate allocations and carve-out adjustments Fortrea received prior to the Spin. Pass through costs are paid by the customer resulting in revenue fully offset by these direct costs.
Direct costs decreased 0.2% in 2022 as compared with 2021 and decreased as a percentage of revenues to 79.0% in 2022 as compared to 80.2% in 2021. This decrease in direct costs was primarily due to a decrease in incentive-based compensation expense based on company performance.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Selling, general and administrative expenses	$336.6	$279.8	$303.1	20.3%	(7.7%)
SG&A as a % of revenues	10.8%	9.0%	9.9%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefits, advertising and promotional expenses, credit loss provision, professional fees, administrative travel, facility charges and certain IT costs, and other administrative expenses.
Selling, general and administrative expenses increased 20.3% in 2023 compared to 2022. The change in selling, general and administrative expenses was primarily due to an increase in personnel costs, credit loss provisions, transition service agreement costs and professional fees partially offset by elimination of prior year Former Parent corporate allocations and carve-out adjustments Fortrea received prior to the Spin.
Selling, general and administrative expenses decreased 7.7% in 2022 compared to 2021. The decrease in selling, general and administrative expenses was primarily due to a decrease in incentive-based compensation expense based on company performance.
Goodwill and Other Asset Impairments

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Goodwill and other asset impairments	$—	$9.8	$—	(100.0%)	100.0%
During 2022, the Company recorded intangible asset impairment charges of $9.8. The Company concluded that the fair value was less than carrying value for one of its acquired technology related assets and recorded an asset impairment.
Depreciation Expense

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Depreciation expense	$32.6	$27.0	$26.3	20.7%	2.7%
The increase in depreciation expense for 2023, as compared to 2022, was due to the increase of property, plant and equipment, primarily IT assets, as part of the Spin. The increase in depreciation expense for 2022, as compared to 2021, was primarily due to purchases of property, plant and equipment.
Amortization Expense

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Amortization of intangibles and other assets	$63.8	$65.7	$140.0	(2.9)%	(53.1%)
The decrease in amortization of intangibles and other assets in 2023, as compared to 2022, is primarily the result of the impairment of technology assets that occurred in the fourth quarter of 2022.

The decrease in amortization of intangibles and other assets in 2022, as compared to 2021, is primarily the result of a $67.3 decrease in amortization expense related to trade names. The trade names were fully amortized during 2021 as a result of the Company’s rebranding initiative. Accelerated amortization of $57.6 was recognized for the year ended December 31, 2021.
Restructuring and Other Charges

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Restructuring and other charges	$24.3	$30.5	$20.7	(20.3%)	47.3%
During the years ended December 31, 2023, 2022 and 2021, the Company recorded net restructuring charges of $24.3, $30.5, and $20.7, respectively, which are reflected within Restructuring and other charges in the consolidated and combined statements of operations. These charges are associated with Company actions to reduce overcapacity, align resources, and restructure certain operations and included eliminating redundant positions and aligning resources for cost improvement and to meet customer requirements. The charges were comprised of severance and other personnel costs and lease and other facility-related costs associated with general cost improvement and headcount reduction initiatives at various locations around the world.
Interest Expense

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Interest expense	$69.8	$0.2	$0.2	34,800.0%	—%
The increase in interest expense for year ended December 31, 2023, as compared with the corresponding period in 2022, is primarily due to the incurrence of indebtedness, consisting of borrowings under senior secured term loan facilities and senior secured notes.
Foreign Exchange Gain (Loss)

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Foreign exchange gain (loss)	$0.9	$(0.9)	$20.2	200.0%	104.5%
The change in foreign exchange gain (loss) for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to $3.6 in hedging gains from the Company’s hedging program offset by the relative weakening of the US Dollar against most major foreign currencies resulting in $0.5 in foreign exchange losses and by $2.2 of allocated hedging losses from the Former Parent hedging program for 2023.
The change in foreign exchange gain (loss) for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the relative strengthening of the US Dollar against most major foreign currencies resulting in $5.9 in foreign exchange gains offset by $6.8 in allocated hedging losses from the Former Parent hedging program for 2022.
For the year ended December 31, 2021, foreign exchange gains were $26.1 offset by $5.9 of allocated hedging losses from the Former Parent hedging program.

Income Tax Expense

	Years Ended December 31,
	2023	2022	2021
Income tax expense	$4.5	$44.1	$38.4
Income tax expense as a % of income before tax	406.3%	18.6%	28.2%
For the year ended December 31, 2023, the Company’s effective tax rate was 406.3% compared to 18.6% for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was higher than the Company’s statutory tax rate primarily due to U.S. tax on foreign income inclusions, the base erosion and anti-abuse tax (“BEAT”) and non-deductible compensation expenses, partially offset by the U.S. R&D credit and certain state tax benefits. The effective tax rate for the twelve months ended December 31, 2022 was lower than the Company’s statutory tax rate primarily due to U.S. taxes on foreign earnings and domestic tax credits, partially offset by state taxes and additional tax deductions.
For the year ended December 31, 2022, the Company's effective tax rate was 18.6% compared to 28.2% for the year ended December 31, 2021. This fluctuation was primarily related to changes in tax rates during 2021, the geographic mix of earnings and the additional R&D tax credits realized during 2022.
Operating Results by Segment

	Years Ended December 31,
	2023	2022	2021	2023/2022 change	2022/2021 change
Clinical Services operating income	$243.0	$413.4	$339.5	(41.2%)	21.8%
Enabling Services operating income	11.4	24.4	39.0	(53.3)%	(37.4)%
Segment operating income	254.4	437.8	378.5	(41.9%)	15.7%
Clinical Services operating income was $243.0 for the year ended December 31, 2023, a decrease of 41.2% over operating income of $413.4 for the year ended December 31, 2022. The decrease in operating income was primarily due to lower service revenues driven by the mix and quantity of new business wins in the year prior to the Spin, the impact of a prior year FSP cancellation, and a provision for credit losses.
Enabling Services operating income was $11.4 for the year ended December 31, 2023, a decrease of 53.3% from operating income of $24.4 for the year ended December 31, 2022. The decrease was primarily driven by investments related to servicing a recent award along with lower call center volume.
Clinical Services operating income was $413.4 for the year ended December 31, 2022, an increase of 21.8% over operating income of $339.5 for the year ended December 31, 2021. The increase in operating income was primarily due to revenue growth of 2.2% and the decrease in incentive-based compensation expense and continued efforts to optimize the operating model.
Enabling Services operating income was $24.4 for the year ended December 31, 2022, a decrease of 37.4% from operating income of $39.0 for the year ended December 31, 2021. The decrease was primarily due to a decrease in revenue of 7.9% and the loss of operating leverage on the lower revenue base.
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we have incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 10, Debt to the consolidated and combined financial statements.

We have also entered into an accounts receivable purchase program (“ARPP”), which establishes a receivables factoring facility that permits the Company to sell up to $80.0 in customer receivables to a financial institution based on the availability of certain eligible receivables and the satisfaction of certain conditions. As of December 31, 2023, the Company had no outstanding factored customer receivables.
We believe our existing cash and cash flows generated from operations, plus existing credit facilities, will be sufficient to cover the needs of our current and planned operations for at least the next 12 months. From time to time, we routinely evaluate strategic opportunities, including, but not limited to, potential acquisitions, joint ventures or investments in complementary businesses. We may also access capital markets through the issuance of debt or equity, which we may use in connection with the acquisition of complimentary businesses or other significant assets, or for other strategic opportunities, or general corporate purposes.
Cash Flows for the Year Ended December 31, 2023, 2022 and 2021
In summary the Company's cash flows were as follows:

	For the Year ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$167.4	$87.5	$169.8
Net cash used for investing activities	(31.8)	(54.0)	(26.2)
Net cash used for financing activities	(139.0)	(8.7)	(128.5)
Effect of exchange rate on changes in cash and cash equivalents	—	(7.4)	(0.8)
Net change in cash and cash equivalents	$(3.4)	$17.4	$14.3
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2023, 2022 and 2021 totaled $108.6, $112.0 and $94.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2023, the Company's operations provided $167.4 of cash as compared to $87.5 in 2022. Net cash provided by operating activities increased by $79.9 for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Cash flows from operating activities benefited from moderation in growth of unbilled services and deferred revenue, along with lower cash used for accrued expenses, including lower incentive payouts earlier in the year, partially offset by a decrease in net income.
During the year ended December 31, 2022, the Company's operations provided $87.5 of cash as compared to $169.8 in 2021. Net cash provided by operating activities decreased by $82.3 for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Cash flows from operating activities benefited from higher net income due to the growth of the business offset by a decrease in amortization of trade name intangibles, decreases in the accrued expenses and other due primarily to the decrease in incentive compensation accruals from lower business performance.
Cash Flows from Investing Activities
Net cash used for investing activities for the year ended December 31, 2023 was $31.8 as compared to net cash used for investing activities of $54.0 for the year ended December 31, 2022. The $22.2 decrease in net cash used for investing activities for the year ended December 31, 2023, was primarily due to a year over year decrease in capital expenditures. Capital expenditures were $40.3 and $54.4 for the years ended December 31, 2023 and 2022, respectively. Capital expenditures in 2023 were 1.3% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas, business areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.

Net cash used for investing activities for the year ended December 31, 2022 was $54.0 as compared to net cash used for investing activities of $26.2 for the year ended December 31, 2021. The $27.8 increase in net cash used for investing activities for the year ended December 31, 2021 was primarily due to a year over year increase in capital expenditures. Capital expenditures were $54.4 and $26.5 for the years ended December 31, 2022 and 2021, respectively. Capital expenditures in 2022 were 1.8% of revenues, primarily in connection with projects to support growth in the Company's core businesses.
Cash Flows from Financing Activities
Net cash used for financing activities for the year ended December 31, 2023 was $139.0 compared to cash used for financing activities of $8.7 for the year ended December 31, 2022. Cash provided by financing activities related to proceeds from term loans and senior note offerings was offset primarily by the net transfers to Former Parent in connection with the Spin. Information regarding the net transfer is provided in Note 2, “Summary of Significant Accounting Policies” and Note 18, “Related Party Transactions” to the audited consolidated and combined financial statements.
Net cash used for financing activities for the year ended December 31, 2022 was $8.7 compared to cash used for financing activities of $128.5 for the year ended December 31, 2021. The cash used for financing activities primarily related to the net transfers to Former Parent.
Off-Balance Sheet Arrangements
The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding such obligations is provided in Note 7, “Leases”, Note 10, “Debt”, Note 13, “Income Taxes” and Note 17, “Pension and Postretirement Plans” to the audited consolidated and combined financial statements.
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s critical accounting policies arise in conjunction with revenue recognition, business combinations, income taxes, and goodwill and indefinite-lived assets.
Revenue Recognition
The Company provides comprehensive phase I through phase IV services to global pharmaceutical, biotechnology, and medical device companies worldwide. A majority of the Company’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of the Company's contracts contain a single performance obligation, as the Company provides a significant service of integrating all obligations in the contract and the obligations are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, the Company allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, the Company will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates. These contracts generally take the form of fixed-price, fee-for-service or software-as-a-service arrangements subject to pricing adjustments based on changes in scope.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor and reimbursable out-of-pocket costs. The estimate of total costs expected to complete the contract requires significant judgment and estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known. During the year ended December 31, 2023, reductions of approximately $60.1 in the Company’s revenues related to performance obligations partially satisfied in previous periods. During the years ended December 31, 2022 and 2021, revenue of $72.3 and $80.3, respectively, was recognized from performance obligations that were partially satisfied in a previous period. Substantially all of these adjustments were associated with changes in scope or price for full service clinical studies. The gross and net amounts of revenue recognized solely from changes in estimates were not material.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume based contracts the contract value is entirely variable and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
Software-as-a-service (“SaaS”) arrangements represent a single obligation to provide continuous access to a hosted software platform. As each day of providing access to the platform is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company recognizes revenue using an output method based on time elapsed, which is on a straight-line basis over the course of the contracted SaaS hosting period.
Contracts are often modified to account for changes in contract specifications and requirements. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts often require payment to the Company of expenses to wind-down the study or project, fees earned to date and, in some cases, a termination fee or a payment to the Company of some portion of the fees or profits that could have been earned by the Company under the contract if it had not been terminated early. Termination fees are included in revenues when services are performed and realization is assured.
Allowance for Credit Losses
The Company maintains current receivable amounts with most of its customers. Fluctuations in accounts receivable, net are attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, the Company’s assessment of collectability and corresponding provision for bad debt expense and the inception, transition, modification or termination of customer relationships. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer and the evaluation of the recoverability of amounts due. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and, as such, changes in facts and circumstances could result in material changes in the allowance for credit losses.

Income Taxes
Prior to the Spin, the Company was included in the combined U.S. federal, state, and foreign income tax returns of Labcorp, where eligible. For periods after the Spin, the Company will be filing income tax returns as a separate company. The income tax provisions, and related deferred tax assets and liabilities reflected in our consolidated and combined financial statements have been calculated based on the go-forward status of the Company as separate from Labcorp. The Company accounts for income taxes utilizing the asset and liability method. Under this method, the Company has recognized $3.2 of deferred tax assets and $148.8 of liabilities as of December 31, 2023, for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Tax effects are released from Accumulated Other Comprehensive Income using either the specific identification approach or the portfolio approach based on the nature of the underlying item. We elected to not consider the estimated impact of potential future Corporate Alternative Minimum Tax liabilities for purposes of assessing valuation allowances on the Company’s deferred tax balances. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized. The Company records interest and penalties in income tax expense.
We are subject to income taxes in the U.S. and various foreign jurisdictions. The Company is not currently subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) as it has not filed a U.S. federal income tax return yet. We are no longer subject to U.S. state income tax audits prior to 2017. There are no ongoing foreign income tax audits. While we believe we have adequately provided for all tax positions, amounts assessed by taxing authorities could be greater than what we have accrued for in our financial statements. Accordingly, additional income tax provisions on federal, state and foreign income tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. Since the timing of resolution of income tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months.
We have designated the undistributed earnings of our foreign subsidiaries as indefinitely reinvested with exception to certain withholding taxes accrued that are associated with potential maturity of intercompany notes related to the Separation. Our foreign earnings are computed under U.S. federal tax earnings and profits (“E&P”) principles. The determination of the amount of such unrecognized deferred tax liability is not practicable. We will continue to evaluate our assertion with respect to being permanently reinvested on our earnings of foreign subsidiaries, taking into consideration all enacted tax laws and other relevant facts.
Goodwill
The Company has recorded $2,029.3 and $1,997.3 of goodwill as of December 31, 2023 and 2022, respectively. The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. The Company may also choose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
In the qualitative assessment, the Company considers relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years is compared to forecasts included in prior quantitative valuations. Based on the results of the qualitative assessment, if the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying values of the reporting unit, then no quantitative assessment is performed.
The quantitative assessment includes the estimation of the fair value of each reporting unit as compared to the carrying value of the reporting unit. The Company estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds the carrying value, the goodwill is not impaired and no further review is required.
The income-based fair value methodology requires management's assumptions and judgments regarding economic conditions in the markets in which the Company operates and conditions in the capital markets, many of which are outside of management's control. At the reporting unit level, fair value estimation requires management's assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit's strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management's estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future revenues and profitability, changes in working capital, capital spending and income taxes for at least a five-year forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from the comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any Company-specific risk in achieving the prospective financial information.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of the reporting units.
Management performed its annual goodwill impairment testing as of the beginning of the fourth quarter of 2023. Based upon the results of the qualitative and quantitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2023, were greater than the carrying values.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment and intangible asset analysis will prove to be accurate predictions of future performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes. Refer to Note 11, Derivative Instruments and Hedging Activities to the consolidated and combined financial statements above for information on how the Company utilizes derivative financial instruments.
Foreign Currency Exchange Rates
Approximately 16.8%, 18.4% and 20.2% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated and combined financial results. In the years 2023, 2022 and 2021, our most significant currency exchange rate exposures were to the Euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the years ended 2023 and 2022 by approximately $1.2 and $4.3, respectively. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $57.6, $(127.0) and $(32.3) at December 31, 2023, 2022 and 2021, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
Interest Rate Risk
We face the market risks associated with interest rate movements on our variable rate debt. We are significantly leveraged and incurred approximately $1,640 of long-term debt in connection with the Spin. A majority of this debt bears interest at a variable rate, and we entered into a floating-to-fixed interest rate swap with respect to some of our floating rate debt. At December 31, 2023, we had $1,054.7 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future floating-to-fixed interest rate swap transactions, a hypothetical 1.00% increase in interest rates would result in increased interest expenses of $10.5. We expect to manage our interest rate risk but expect to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 10, Debt to the consolidated and combined financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FORTREA HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Fortrea Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Fortrea Holdings Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive earnings, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of a Matter
As disclosed in Note 2 to the consolidated and combined financial statements, prior to June 30, 2023, the accompanying financial statements were derived from the consolidated financial statements and accounting records of Laboratory Corporation of America Holdings. These financial statements reflect the historical financial position, results of operations and cash flows of the Company for the periods prior to June 30, 2023, as the Company was historically managed within Laboratory Corporation of America Holdings. The financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during the periods prior to June 30, 2023. Our opinion is not modified with respect to this matter.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue - Full-Service Clinical Trial Contracts— Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Within the Clinical Services segment, the Company provides Phase I through Phase IV clinical development services to pharmaceutical, biotechnology, and medical device companies worldwide. A majority of the Company’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of the Company's contracts contain a single performance obligation, as the Company provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated contract costs expected to complete the contract and multiplying that percentage by the total contract value. Contract costs principally include direct labor and reimbursable out-of-pocket costs. The estimate of total costs expected to complete the contract requires significant judgment and estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically, and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
Given the judgments necessary to recognize revenue for fixed-price contracts that use an input method based on estimated total costs, auditing such estimates required extensive audit effort due to the complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of costs for purposes of revenue recognition for full-service contracts which use an input method based on estimated total contract costs included the following, among others:
•We tested the effectiveness of controls over fixed-price contract revenue, including those over the estimates of total costs related to the performance obligation.
•We selected a sample of fixed-price contracts and performed the following:
◦Evaluated whether the contracts were appropriately accounted for by management based on the terms and conditions of each contract, including whether over time revenue recognition was appropriate.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers.
◦Evaluated management’s identification of distinct performance obligations, including assessing whether the underlying services were highly interdependent or highly interrelated.
◦Tested the accuracy and completeness of the total contract costs incurred to date for the performance obligation.
◦Evaluated the estimates of total contract cost for the performance obligation by:
–Comparing costs incurred to date to the costs management estimated to be incurred to date.
–Assessing management’s ability to achieve the estimates of total contract costs by performing corroborating inquiries with the Company’s project managers and project financial analysts and comparing the estimates to management’s work plans and cost estimates.
–Comparing management’s estimates for the selected contracts to historical experience and original budgets, when applicable.

◦Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
◦We evaluated management’s ability to accurately estimate total contract costs and revenue by comparing actual costs to management’s historical estimates for performance obligations that have been fulfilled.
Accounts Receivable: Allowance for Credit Losses - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer and the evaluation of the recoverability of amounts due. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses.
Given the subjective nature and judgment applied by management to determine the allowance for credit losses, auditing the methodology and assumptions requires a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the Company's allowance for credit losses included the following, among others:
•We selected a sample of balances from the allowance analysis and performed the following:
◦We evaluated the appropriateness and relevance of the factors used in the allowance analysis, including historical payment history, recent correspondence with customers, and when available, recent public filings by customers.
◦We searched for contradictory information regarding the creditworthiness and ability of the customer to pay outstanding amounts.
•We selected a sample of accounts receivable from the Company’s accounts receivable subledger and determined whether the selected balance was properly included in the allowance analysis. We also evaluated evidence obtained in other areas of the audit.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 13, 2024
We have served as the Company’s auditor since 2022.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$108.6	$112.0
Accounts receivable and unbilled services, net	1,052.1	1,022.2
Prepaid expenses and other	92.4	112.7
Total current assets	1,253.1	1,246.9
Property, plant and equipment, net	220.9	164.9
Goodwill, net	2,029.3	1,997.3
Intangible assets, net	771.2	823.3
Deferred income taxes	3.2	1.2
Other assets, net	79.5	54.3
Total assets	$4,357.2	$4,287.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132.8	$81.5
Accrued expenses and other current liabilities	356.1	322.7
Unearned revenue	241.4	271.5
Current portion of long-term debt	26.1	—
Short-term operating lease liabilities	19.5	23.3
Total current liabilities	775.9	699.0
Long-term debt, less current portion	1,565.9	—
Operating lease liabilities	66.5	40.1
Deferred income taxes and other tax liabilities	148.8	184.5
Other liabilities	61.3	21.7
Total liabilities	$2,618.4	$945.3
Commitments and contingent liabilities (Note 15)
Equity:
Former parent investment	—	3,618.6
Common stock, 88.8 and 0.0 shares outstanding at December 31, 2023, and December 31, 2022, respectively	0.1	—
Additional paid-in capital	2,006.2	—
Accumulated deficit	(49.1)	—
Accumulated other comprehensive loss	(218.4)	(276.0)
Total equity	1,738.8	3,342.6
Total liabilities and equity	$4,357.2	$4,287.9
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Revenues	$3,109.0	$3,096.1	$3,057.5
Costs and expenses:
Direct costs, exclusive of depreciation and amortization (including costs incurred from related parties of $48.8, $87.1 and $70.1 during the years ended December 31, 2023, 2022 and 2021, respectively. See Note 18.)	2,588.6	2,447.4	2,453.1
Selling, general and administrative expenses, exclusive of depreciation and amortization	336.6	279.8	303.1
Depreciation and amortization	96.4	92.7	166.3
Goodwill and other asset impairments	—	9.8	—
Restructuring and other charges	24.3	30.5	20.7
Total costs and expenses	3,045.9	2,860.2	2,943.2
Operating income	63.1	235.9	114.3
Other income (expense):
Interest expense	(69.8)	(0.2)	(0.2)
Foreign exchange gain (loss)	0.9	(0.9)	20.2
Other, net	6.9	2.2	2.1
Income before income taxes	1.1	237.0	136.4
Provision for income taxes	4.5	44.1	38.4
Net income (loss)	$(3.4)	$192.9	$98.0

Earnings per common share
Basic	$(0.04)	$2.17	$1.10
Diluted	$(0.04)	$2.17	$1.10
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(3.4)	$192.9	$98.0
Foreign currency translation adjustments	57.6	(127.0)	(32.3)
Net benefit plan adjustments	1.2	(0.6)	5.7
Unrealized gain (loss) on derivative instruments	(1.9)	—	—
Other comprehensive income (loss) before tax	56.9	(127.6)	(26.6)
(Provision) benefit for income tax related to items of comprehensive income	0.7	—	(1.4)
Other comprehensive income (loss), net of tax	57.6	(127.6)	(28.0)
Comprehensive income	$54.2	$65.3	$70.0
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2020	—	$—	$—	$3,412.0	$—	$(120.4)	$3,291.6
Net income	—	—	—	98.0	—	—	98.0
Other comprehensive loss, net of tax	—	—	—	—	—	(28.0)	(28.0)
Net transfers (to) from Former Parent	—	—	—	(101.0)	—	—	(101.0)
Balance at December 31, 2021	—	—	—	3,409.0	—	(148.4)	3,260.6
Net income	—	—	—	192.9	—	—	192.9
Other comprehensive loss, net of tax	—	—	—	—	—	(127.6)	(127.6)
Net transfers (to) from Former Parent	—	—	—	16.7	—	—	16.7
Balance at December 31, 2022	—	—	—	3,618.6	—	(276.0)	3,342.6
Net income	—	—	—	45.7	(49.1)	—	(3.4)
Other comprehensive income, net of tax	—	—	—	—	—	57.6	57.6
Special payment to Former Parent	—	—	—	(1,595.0)			(1,595.0)
Net transfers (to) from Former Parent	—	—	—	(89.7)	—	—	(89.7)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,979.6	(1,979.6)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Stock compensation	—	—	26.6	—	—	—	26.6
Balance at December 31, 2023	88.8	$0.1	$2,006.2	$—	$(49.1)	$(218.4)	$1,738.8
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3.4)	$192.9	$98.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96.4	92.7	166.3
Stock compensation	42.7	25.4	27.5
Operating lease right-of-use asset expense	27.4	24.9	32.5
Goodwill and other asset impairment	—	9.8	—
Deferred income taxes	(40.5)	(16.5)	(30.2)
Other, net	(1.0)	4.1	2.9
Change in assets and liabilities:
Increase in accounts receivable and unbilled services, net	(28.8)	(105.0)	(187.6)
Increase in prepaid expenses and other	(2.0)	(12.2)	(25.7)
Increase (decrease) in accounts payable	51.1	22.4	(6.2)
Increase (decrease) in deferred revenue	(3.4)	(32.5)	39.6
Increase (decrease) in accrued expenses and other	28.9	(118.5)	52.7
Net cash provided by operating activities	167.4	87.5	169.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.3)	(54.4)	(26.5)
Proceeds from sale of assets	8.5	0.4	0.3
Net cash used for investing activities	(31.8)	(54.0)	(26.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	164.0	—	—
Payments on revolving credit facilities	(164.0)	—	—
Proceeds from term loans	1,061.4	—	—
Proceeds from issuance of senior notes	570.0	—	—
Debt issuance costs	(26.4)	—	—
Principal payments of long-term debt	(15.4)	—	—
Special payment to Former Parent	(1,595.0)	—	—
Net transfers (to) from Former Parent	(133.6)	(8.7)	(128.5)
Net cash used for financing activities	(139.0)	(8.7)	(128.5)
Effect of exchange rate changes on cash and cash equivalents	—	(7.4)	(0.8)
Net (decrease) increase in cash and cash equivalents	(3.4)	17.4	14.3
Cash and cash equivalents at beginning of period	112.0	94.6	80.3
Cash and cash equivalents at end of period	$108.6	$112.0	$94.6
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
1.    BUSINESS
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
The Company manages its business in two reportable segments - Clinical Services and Enabling Services. The Clinical Services segment provides services across the clinical pharmacology and clinical development spectrum. The Enabling Services segment provides patient access and clinical trial technology solutions to customers that streamline complex randomization and optimize the trial drug supply process, while minimizing operational costs and supporting timely and accurate patient dosing. For further financial information about these segments, see Note 20, Business Segment Information to the consolidated and combined financial statements.
The Company has established access to key markets worldwide through a strategic footprint of primary office locations in five countries (the United States, the United Kingdom, China, India and Singapore) with field operations in other jurisdictions worldwide.
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Prior to June 30, 2023, Fortrea existed and functioned as part of the consolidated business of Former Parent. The Company’s financial statements for periods through the Spin reflect the historical financial position, results of operations and cash flows of the Company, for the periods presented, prepared on a “carve-out” basis and have been derived from the consolidated financial statements and accounting records of Labcorp using the historical results of operations and historical basis of assets and liabilities of the Company and reflect Labcorp’s net investment in the Company. The Company’s balance sheet as of December 31, 2023 is a consolidated balance sheet based on the financial position of Fortrea as a standalone company.
All periods prior to the Spin include combined financial statements. The Company’s consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
The Company’s consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated and combined financial statements do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the prior periods presented.
The combined statements of operations include all revenues and costs directly attributable to Fortrea’s business. The combined statements of operations for prior periods also include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to Fortrea. These centralized functions and programs include, but are not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation.
These expenses were allocated to Fortrea based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or other reasonable driver, as applicable. Fortrea considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, Fortrea during the prior periods presented. However, the allocations may not reflect the expenses Fortrea would have incurred as an independent company for the prior periods presented. Actual costs that may have been incurred if Fortrea had been a standalone company would depend on a number of factors, including, but not limited to, the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. For a period following the Spin some of these functions are provided by Labcorp.
Labcorp utilizes a centralized approach to cash management and financing of its operations. The cash and cash equivalents held by Labcorp at the corporate level were not specifically identifiable to Fortrea and therefore have not been reflected in the Company’s combined balance sheet as of December 31, 2022. Cash and cash equivalents in the consolidated and combined balance sheets represent cash and cash equivalents held by the Company.
As of December 31, 2022, the combined financial statements include certain assets and liabilities that have historically been held at the Labcorp corporate level but are specifically identifiable or otherwise attributable to Fortrea. Labcorp’s third-party long-term debt and the related interest expense have not been allocated to Fortrea for any of the periods presented because Fortrea was not the legal obligor of such debt.
As of December 31, 2022, a Former Parent investment is shown in lieu of common stock and retained earnings accounts in the combined financial statements. The total net effect of the settlement of the transactions between the Company and Labcorp, exclusive of those historically settled in cash, is reflected in the combined statements of cash flows in cash flows from financing activities as net transfers (to) from Former Parent and in the consolidated and combined balance sheets as Former Parent investment.
All intercompany transactions within the Company have been eliminated. All transactions between the Company and Former Parent prior to the Spin have been included in these consolidated and combined financial statements. For those transactions between the Company and Former Parent that were historically settled in cash, the Company has reflected such balances in the consolidated and combined balance sheets as due from related parties or due to related parties for the period after the Spin. The Former Parent investment and all amounts due from or due to Former Parent were settled at the time of the Spin. Refer to Note 18, Related Party Transactions for further information.
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year presentation. The Company reclassified $0.2 and $0.2 from Other, net to Interest expense in the consolidated and combined statement of operations for the periods December 31, 2022 and 2021, respectively.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include revenue estimates, deferred tax assets, fair value of goodwill, amortization lives for acquired intangible assets, and the fair values of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates.
Recognition of Revenues
The Company provides phase I through phase IV clinical development services to pharmaceutical, biotechnology, and medical device companies worldwide. A majority of the Company’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of the Company's contracts contain a single performance obligation, as the Company provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, the Company allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, the Company will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates. These contracts generally take the form of fixed-price, fee-for-service or software-as-a-service arrangements subject to pricing adjustments based on changes in scope.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract and multiplying that percentage by the total contract value. Contract costs principally include direct labor and reimbursable out-of-pocket costs. The estimate of total costs expected to complete the contract requires significant judgment and estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume-based contracts the contract value is entirely variable and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
Software as a service (“SaaS”) arrangements represent a single promise to provide continuous access to a hosted software platform. As each day of providing access to the platform is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company recognizes revenue using an output method based on time elapsed, which is on a straight-line basis over the course of the contracted SaaS hosting period.
Contracts are often modified to account for changes in contract specifications and requirements. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts typically require payment to the Company of expenses to wind-down the study or project, fees earned to date and, in some cases, a termination fee or a payment to the Company of some portion of the fees or profits that could have been earned by the Company under the contract if it had not been terminated early. Termination fees are included in revenues when services are performed and realization is assured.
Contract costs
The Company incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 4 years, depending on the business. For businesses that enter primarily short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
The Company incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain services. These costs are recognized as assets and amortized to direct costs over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 2 to 5 years.
Accounts Receivable, Unbilled Services and Unearned Revenue
Differences in the timing of revenue recognition and associated billing and cash collections result in recording accounts receivable, unbilled services and unearned revenue in the consolidated and combined balance sheet. Payments received in advance of services being provided are contract liabilities recognized as unearned revenue. Revenue recognized in advance of billing is recognized as unbilled services. Once a customer is invoiced, the contract asset is reduced for the amount billed, and a corresponding accounts receivable is recognized. All contract assets are billable to customers within one year from the respective balance sheet date.
Reimbursable Out-of-Pocket Expenses
The Company pays on behalf of its customers certain out-of-pocket costs for which it is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by the Company are reflected in direct costs, while the reimbursements received are reflected in revenues in the consolidated and combined statements of operations.
Costs and Expenses
Direct costs include payroll and related benefits for project-related employees, pass through costs, transition services agreement direct costs, information technology costs and other direct costs. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs.
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Substantially all of the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of December 31, 2023, two pharmaceutical companies accounted for approximately 16.0% and 10.7% of the Company’s combined gross accounts receivable and unbilled services. For the year ended December 31, 2022, one pharmaceutical company accounted for approximately 10.5% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the year ended December 31, 2023, one customer accounted for approximately 10.6% of revenue, and for the years ended December 31, 2022 and 2021, no customer accounted for more than 10% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers, as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Stock Compensation Plans
Certain employees participate in the stock compensation plans sponsored by Fortrea. The Company’s stock compensation awards consist of stock options, restricted stock unit awards and performance share awards and are based on its common shares. Compensation expense for all stock-based employee grants are recognized based on the fair value of the Company`s shares on the date of grant. Stock-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. The estimation of equity awards that will ultimately vest requires judgment, and the Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur. The consolidated and combined statements of operations also include an allocation of the Former Parent’s corporate and shared employee stock-based compensation expenses. See Note 14, Stock Compensation Plans, for additional information.
Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have maturities when purchased of three months or less.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using the straight-line method.

	Years
Buildings and building improvements	10	-	35
Machinery and equipment	3	-	10
Furniture and fixtures	5	-	10
Software	3	-	10
Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred. Retirements, sales and other disposals of assets are recorded by removing the cost and accumulated depreciation from the related accounts with any resulting gain or loss reflected in the consolidated and combined statements of operations.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)

Capitalized Software Costs
The Company capitalizes purchased software that is ready for service and capitalizes software development costs incurred on significant projects starting from the time that the preliminary project stage is completed and the Company commits to funding a project until the project is substantially complete and the software is ready for its intended use. Other computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system ranging from three to ten years, generally five years. Amortization begins once the underlying system is substantially complete and ready for its intended use.
Goodwill
The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. The Company may also choose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
In the qualitative assessment, the Company considers relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years is compared to forecasts included in prior quantitative valuations. Based on the results of the qualitative assessment, if the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying values of the reporting unit, then no quantitative assessment is performed.
The quantitative assessment includes the estimation of the fair value of each reporting unit as compared to the carrying value of the reporting unit. The Company estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. For the market-based approach, the Company utilizes a number of factors such as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds the carrying value, the goodwill is not impaired and no further review is required.
Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company at the level for which there are identifiable cash flows, by comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (based on market prices in an active market or on discounted cash flows). Assets to be disposed of are reported at the lower of the carrying amount or fair value.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Intangible Assets
Intangible assets are amortized on a straight-line basis over the expected periods to be benefited, as set forth in the table below.

	Years
Customer relationships	9	-	25
Technology	2	-	13
Non-compete agreements	3	-	5
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
Leases
All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company's determination of lease payments. As most of the Company's leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar debt financing, and adjusting this amount based on the impact of collateral over the term of each lease. The Company uses this rate to discount payments to present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion and the Company evaluates each renewal option to determine if it is reasonably possible to be exercised and should be included in the accounting lease term. See Note 7, Leases, to the consolidated and combined financial statements.
Income Taxes
During the periods prior to 2023 presented in the consolidated and combined financial statements, the operations of the Company were included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by Labcorp. For 2023, for U.S. federal and state purposes, the Company will be included in the tax returns filed by Labcorp for the period prior to the Spin and will file its own federal and state filings for the period after the Spin. The Company will file foreign income tax returns for 2023 for the entire year. The income tax provision in these consolidated and combined financial statements was calculated using the separate return basis, as if the Company was a separate taxpayer for all years, with the first half of 2023 and prior periods calculated on a carveout basis and the second half of 2023 based on as reported amounts. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. The Company recognizes and measures its uncertain tax positions based on the rules under Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Interest and penalties related to these unrecognized tax benefits are reported in income tax expense.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Derivative Financial Instruments
The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and currency exchange rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.
Interest rate swap agreements, which are used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative instruments are accounted for as cash flow hedges and recognized as assets and liabilities, as applicable, and classified as current or noncurrent based on the swap’s settlement dates. The derivative instruments have been assessed and are considered to be perfectly effective hedges and accordingly, changes in the fair value of the interest rate swaps are initially recorded in the condensed consolidated and combined statements of comprehensive income. Cash flows from the interest rate swaps are included in operating activities.
Foreign currency forward contracts, which are used by the Company to hedge the Company’s foreign currency exposure, are accounted for at fair value. These contracts are short-term in nature and are not designated hedging instruments; therefore changes in the fair value of the Company’s foreign currency forward contracts are recognized directly in earnings. Cash flows from the foreign currency forward contracts are included in operating activities.
Fair Value of Financial Instruments
Fair value measurements for financial assets and liabilities are determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered fair value hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature.
Foreign Currencies
For subsidiaries outside of the U.S. that operate in a local currency environment, income and expense items are translated to U.S. dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of equity in the combined balance sheets and are included in the determination of comprehensive income in the combined statements of comprehensive earnings and combined statements of changes in equity. Transaction gains and losses are included in the determination of net income in the consolidated and combined statements of operations.
Earnings Per Share
Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s stock options, restricted stock units, and performance share awards.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Recently Issued and Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance will be effective for the Company in the annual period beginning January 1, 2024 and in 2025 for interim periods. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
In December 2023, the FASB issued guidance to require qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
.
3.    REVENUES
The Company’s revenue by segment and geography for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023
	Europe	North America	Other	Total
Clinical Services	$827.5	$1,395.4	$616.6	$2,839.5
Enabling Services	—	268.1	1.4	269.5
Total	$827.5	$1,663.5	$618.0	$3,109

	Year Ended
	December 31, 2022
	Europe	North America	Other	Total
Clinical Services	$841.9	$1,403.9	$579.6	$2,825.4
Enabling Services	—	268.6	2.1	270.7
Total	$841.9	$1,672.5	$581.7	$3,096.1

	Year Ended
	December 31, 2021
	Europe	North America	Other	Total
Clinical Services	$868.4	$1,357.6	$537.5	$2,763.5
Enabling Services	—	292.0	2.0	294.0
Total	$868.4	$1,649.6	$539.5	$3,057.5
Revenue from the United States comprises substantially all revenue in North America.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Contract costs
The following table provides information about contract asset balances:

	December 31, 2023	December 31, 2022
Sales commission assets	$16.4	$18.6
Deferred contract costs	12.7	14.8
Total	$29.1	$33.4
Amortization related to sales commission assets for the years ended December 31, 2023, 2022 and 2021, was $13.8, $13.4 and $11.4, respectively. Amortization related to deferred contract costs for the years ended December 31, 2023, 2022 and 2021, was $9.2, $12.4 and $13.5, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	December 31, 2023	December 31, 2022
Accounts receivable	$481.0	$449.2
Unbilled services	603.4	585.7
Less: allowance for credit losses	(32.3)	(12.7)
Total	$1,052.1	$1,022.2

Unearned revenue	$268.8	$271.5
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, was $211.1, $230.8 and $208.7 for the years ended December 31, 2023, 2022 and 2021, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the years ended December 31, 2023 and 2022, is as follows:

Accounts Receivable and Unbilled Services
Allowance for credit losses as of December 31, 2021	$11.7
Credit loss expense	3.4
Write-offs	(2.4)
Allowance for credit losses as of December 31, 2022	$12.7
Credit loss expense	27.8
Write-offs	(8.2)
Allowance for credit losses as of December 31, 2023	$32.3

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Performance Obligations Under Long-Term Contracts
The amount of existing performance obligations under such long-term contracts unsatisfied as of December 31, 2023, was $4,762.8. The Company expects to recognize approximately 31% of the existing performance obligations as of December 31, 2023, as revenue over the following 12 months, and the remaining balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
During the year ended December 31, 2023, the Company had reductions of approximately $60.1 in the Company’s revenues related to performance obligations partially satisfied in previous periods. During the years ended December 31, 2022 and 2021, revenue of $72.3 and $80.3, respectively, was recognized from performance obligations that were partially satisfied in a previous period. Substantially all of these adjustments were associated with changes in scope or price for full service clinical studies. The gross and net amounts of revenue recognized solely from changes in estimates were not material.
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
The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company continues to service, administer and collect the receivables on behalf of the Financial Institution and does not receive a servicing fee as part of the arrangement. During the year ended December 31, 2023, $17.5 of receivables were sold with net proceeds of $17.3.

4.    RESTRUCTURING AND OTHER CHARGES
The Company regularly undertakes various programs aimed at increasing efficiency, utilizing lower cost locations and adapting to changes in the needs of its customers. These programs include the regular review of the number and location of the Company’s existing employees and facilities compared to the shifting needs of its customers, developments in technology and remote working, and its capabilities to utilize lower cost locations. Restructuring and other charges are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.
2023 Restructuring
During 2023, the Company took actions to reduce overcapacity, align resources, and restructure certain operations. These actions included eliminating redundant positions and aligning resources for cost improvement and to meet customer requirements. These restructuring actions are expected to continue throughout 2024. The Company recorded net restructuring charges of $24.3, including impairment of facility related assets of $0.2, which are reflected within restructuring and other charges in the consolidated and combined statements of operations. The charges were comprised of $20.0 in severance and other employee costs and $4.3 in lease and other facility-related costs. The Company expects the restructuring and other charges accrued as of December 31, 2023 will be paid within the next twelve months and are included within accrued expenses and other current liabilities on the accompanying consolidated and combined balance sheets.
2022 Restructuring
During 2022, the Company recorded net restructuring charges of $30.5, including impairment of facility related assets of $2.3, which are reflected within restructuring and other charges in the combined statements of operations. The charges were comprised of $16.5 in severance and other employee costs and $14.2 in lease and other facility-

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
related costs. The charges were partially offset by the reversal of previously established liability of $0.2 in unused severance.
2021 Restructuring
During 2021, the Company recorded net restructuring charges of $20.7, including impairment of facility related assets of $2.8, which are reflected within restructuring and other charges in the combined statements of operations. The charges were comprised of $5.2 in severance and other employee costs and $16.2 in lease and other facility-related costs. The charges were partially offset by the reversal of the previously established liability of $0.1 in unused severance and $0.6 in unused facility-related costs.
The Company recorded restructuring and other charges as follows:

	Years Ended December 31,
	2023	2022	2021
Restructuring charges	$23.9	$27.5	$16.1
Impairment of facility related assets	0.2	2.3	2.8
Restructuring charges allocated from Former Parent	0.2	0.7	1.8
Total	$24.3	$30.5	$20.7
The following represents the Company’s restructuring accrual activities for the periods indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2020	$0.6	$2.7	$3.3
Restructuring charges	3.7	13.1	16.8
Reduction of prior restructuring accruals	(0.1)	(0.6)	(0.7)
Cash payments and other adjustments	(3.6)	(12.7)	(16.3)
Balance as of December 31, 2021	0.6	2.5	3.1
Restructuring charges	15.9	11.8	27.7
Reduction of prior restructuring accruals	(0.2)	—	(0.2)
Cash payments and other adjustments	(14.4)	(9.3)	(23.7)
Balance as of December 31, 2022	1.9	5.0	6.9
Restructuring charges	20.0	4.3	24.3
Reduction of prior restructuring accruals	—	—	—
Cash payments and other adjustments	(20.6)	(5.9)	(26.5)
Balance as of December 31, 2023	$1.3	$3.4	$4.7
Current			$2.1
Non-current			2.6
			$4.7
The current portion of the restructuring liabilities is included in the consolidated and combined balance sheets in accrued expenses and other current liabilities. The non-current portion of the restructuring liabilities is included in the consolidated and combined balance sheets in other liabilities. The non-current portion of the restructuring liabilities is expected to be paid out over 12 months.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
5.    EARNINGS PER SHARE
On June 30, 2023, the Separation from Labcorp was effected through a pro-rata distribution of one share of the Company's common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. As a result, on June 30, 2023, the Company had 88.8 shares of common stock outstanding. This share amount is being utilized for the calculation of basic earnings per share for all periods presented through the Separation date. As of the Separation date, actual outstanding shares are used to calculate basic weighted average common shares outstanding. Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock units, and performance share awards.
The following represents a reconciliation of basic earnings per share to diluted earnings per share.

	Year ended December 31,
	2023			2022			2021
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$(3.4)	88.8	$(0.04)	$192.9	88.8	$2.17	$98.0	88.8	$1.10
Dilutive effect of employee stock options & awards	—	—	—	—	—	—	—	—	—
Net earnings including impact of dilutive adjustments	$(3.4)	88.8	$(0.04)	$192.9	88.8	$2.17	$98.0	88.8	$1.10
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Employee stock options and awards	0.3	—	—
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	0.3	—	—

6.    PREPAID EXPENSES AND OTHER
The components of prepaid expense and other current assets are as follows:

	December 31, 2023	December 31, 2022
Prepaid expenses	$35.3	$32.7
Research & development tax credit receivables	22.0	29.2
Other	35.1	50.8
Prepaid expenses & other	$92.4	$112.7

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
7.     LEASES
The Company has operating leases for clinical facilities, general office spaces, vehicles, and office equipment. Leases have remaining lease terms of less than a year to 18 years, some of which include options to extend the leases for up to 6 years.
The components of lease expense were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$27.4	$24.9	$32.5
Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29.9)	$(28.1)	$(30.9)
ROU assets obtained in exchange for lease obligations:
Operating leases	$64.2	$18.2	$25.6
Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating lease ROU assets (included in Property, plant and equipment, net)	$78.2	$50.0

Short-term operating lease liabilities	19.5	23.3
Operating lease liabilities	66.5	40.1
Total operating lease liabilities	$86.0	$63.4

Weighted Average Remaining Lease Term	9.2 years	4.2 years
Weighted Average Discount Rate	5.1%	3.2%

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Maturities of lease liabilities are as follows:

Year ended December 31, 2023	Operating Leases
2024	$22.5
2025	16.8
2026	11.3
2027	8.2
2028	7.5
Thereafter	43.1
Total lease payments	$109.4
Less imputed interest	(23.4)
Less current portion	(19.5)
Total maturities, due beyond one year	$66.5
There was $0.2 rent expense for short term leases with a term less than one year for the year ended December 31, 2023 and no rent expense for short term leases with a term less than one year for the years ended December 31, 2022 and 2021. Additionally, the Company earned $1.7, $— and $— in sublease income for the years ended December 31, 2023, 2022 and 2021.
Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or lease liabilities but are expensed as incurred. The Company records variable lease payments that do not depend on a rate index, primarily for purchase volume commitments, as variable cost when incurred. There were no variable payments for the years ended December 31, 2023, 2022 and 2021.
8.    PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2023	December 31, 2022
Land, buildings, and building improvements	$6.0	$14.6
Machinery and equipment	77.3	74.4
Software	95.1	74.6
Leasehold improvements	72.1	30.0
Furniture and fixtures	15.2	8.6
Construction in progress	45.9	41.4
Operating lease ROU assets	78.2	50.0
	389.8	293.6
Less accumulated depreciation	(168.9)	(128.7)
	$220.9	$164.9
Depreciation expense and amortization of property, plant and equipment, net was $32.6, $27.0 and $26.3 for the years ended December 31, 2023, 2022 and 2021, respectively, including software amortization of $11.6, $9.5 and $10.5 for the years ended December 31, 2023, 2022 and 2021, respectively.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
The Company’s property, plant and equipment, net by segment and geography as of December 31, 2023 is as follows:

	Clinical Services	Enabling Services	Total
Geographic distribution of property, plant and equipment, net:
North America	$82.1	$40.3	$122.4
Europe	73.2	—	73.2
Other	25.3	—	25.3
Total property, plant and equipment, net	$180.6	$40.3	$220.9

The Company’s property, plant and equipment, net by segment and geography as of December 31, 2022 is as follows:

	Clinical Services	Enabling Services	Total
Geographic distribution of property, plant and equipment, net:
North America	$46.4	$29.0	$75.4
Europe	43.8	0.1	43.9
Other	45.6	—	45.6
Total property, plant and equipment, net	$135.8	$29.1	$164.9
9.    GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill and intangible assets are the result of historical acquisitions; primarily the acquisition of Covance in 2015 by Labcorp. Subsequent acquisitions of businesses were allocated to Fortrea based on the inclusion of the business activities using valuations at the time of acquisition.
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	Clinical Services		Enabling Services		Total
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Balance as of January 1	$1,707.4	$1,791.0	$289.9	$289.9	$1,997.3	$2,080.9
Goodwill acquired during the year	—	—	—	—	—	—
Foreign currency impact and other adjustments to goodwill	32.0	(83.6)	—	—	32.0	(83.6)
Balance at end of year	$1,739.4	$1,707.4	$289.9	$289.9	$2,029.3	$1,997.3
The components of identifiable intangible assets are as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,209.7	$(443.2)	$766.5	$1,191.1	$(376.7)	$814.4
Technology	53.7	(50.5)	3.2	53.7	(47.8)	5.9
Other	13.3	(11.8)	1.5	13.3	(10.3)	3.0
Total	$1,276.7	$(505.5)	$771.2	$1,258.1	$(434.8)	$823.3

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Amortization of intangible assets was $63.8, $65.7 and $140.0 for the years ended December 31, 2023, 2022 and 2021 respectively. Amortization expense of intangible assets is estimated to be $64.2 in 2024, $61.3 in 2025, $60.5 in 2026, $60.5 in 2027, $53.5 in 2028, and $471.2 thereafter.
In 2022, impairment of identifiable intangible assets of $9.8 was recorded for Enabling Services for impairment of technology assets.
10.     DEBT
In connection with the Spin, Fortrea incurred indebtedness in an aggregate principal amount of approximately $1,640.0, which consisted of borrowings under senior secured term loan facilities and senior secured notes. Fortrea also entered into a $450.0 senior secured revolving credit facility. Fortrea used the proceeds from these debt transactions to make a cash distribution to the Former Parent as consideration for the assets that were contributed to the Company in connection with the Spin.
The current portion of long-term debt at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Current portion of senior secured term loan A facility due 2028	$25.0	$—
Current portion of senior secured term loan B facility due 2030	5.7	—
Debt issuance costs	(4.6)	—
Total short-term borrowings and current portion of long-term debt	$26.1	$—
Long-term debt at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
7.5% senior notes due 2030	$570.0	$—
Senior secured term loan A due 2028	462.5	—
Senior secured term loan B due 2030	561.5	—
Debt issuance costs	(28.1)	—
Total long-term debt	$1,565.9	$—
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
The Company drew on the term A and term B loans on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of December 31, 2023, the effective interest rate on the term A loan and term B loan was 7.61% and 9.11%, respectively.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company's current revolving credit facility and approximately $348.4 was available for borrowing as of December 31, 2023. As of December 31, 2023, the effective interest rate on the revolving credit facility, assuming a one month borrowing, was 7.61%. There is a commitment fee associated with the revolving credit facility of 0.35% (per annum and paid quarterly) and an annual $0.1 agency fee (paid in quarterly installments). The credit facility matures on June 30, 2028.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. The Company was in compliance with all covenants in the Credit Agreement at December 31, 2023.
There were no outstanding letters of credit under the Credit Agreement as of December 31, 2023.
The scheduled payments of long-term debt at the end of 2023 are summarized as follows:

Year ended December 31, 2023
2024	$30.7
2025	30.7
2026	30.7
2027	30.7
2028	393.2
Thereafter	1,108.7
Total scheduled principal payments	$1,624.7
Less debt issuance costs	(32.7)
Less current portion	(26.1)
Long-term debt, due beyond one year	$1,565.9
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The estimated fair values of term loans A and B and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loans and the Notes were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
7.5% senior notes due 2030	$570.0	$552.0	$—	$—
Senior secured term loan A due 2028	$487.5	$493.7	$—	$—
Senior secured term loan B due 2030	$567.2	$566.4	$—	$—

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Interest rate swap agreements, which are used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative instruments are accounted for as cash flow hedges and recognized as assets and liabilities, as applicable, and classified as current or noncurrent based on the swap’s settlement dates. The derivative instruments have been assessed and are considered to be perfectly effective hedges and accordingly, changes in the fair value of the interest rate swaps are initially recorded in the consolidated and combined statements of comprehensive income. Cash flows from the interest rate swaps are included in operating activities.
Foreign currency forward contracts, which are used by the Company to hedge the Company’s foreign currency exposure, are accounted for at fair value. As these contracts are short-term in nature and are not designated hedging instruments, changes in the fair value of the Company’s foreign currency forward contracts are recognized directly in earnings. Cash flows from the foreign currency forward contracts are included in operating activities.
The fair value of the Company's interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		Fair Value of Derivative at
		December 31, 2023		December 31, 2022
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$0.7	$2.6	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$0.8	$—	$—	$—
Derivative Contracts Designated as Hedges
Interest Rate Swaps
On August 4 and August 7, 2023, respectively, the Company entered into two fixed-to-variable interest rate swap agreements for its senior secured term A loan facilities to hedge the cash flow variability associated with the Company’s floating interest rate exposure. The interest rate swaps, both which mature on December 31, 2026, had an aggregate notional amount of $150.0 at December 31, 2023, each a fixed interest rate of 4.20%, and each return variable interest rates based on one-month SOFR. Because these derivative instruments meet the criteria for hedge accounting, all related gains and losses are accumulated within other comprehensive income and are being reclassified to earnings as interest payments are recognized in the consolidated and combined statements of operations.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
The following table presents the pre-tax effects of cash flow hedges included in the Company's consolidated and combined statements of comprehensive income (loss):

	Pre-Tax Gain (Loss) Included in Other Comprehensive Income
	For the Years Ended December 31
	2023	2022	2021
Interest rate swaps	$(1.5)	$—	$—
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in consolidated and combined statements of operations:

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		For the Years Ended December 31
	Statement of Operations Classification	2023	2022	2021
Interest rate swaps	Interest expense	$(0.4)	$—	$—
The estimated amount of pre-tax net losses included in other comprehensive loss that is expected to be reclassified into earnings over the twelve months following December 31, 2023, is $0.7.
Refer to Note 16 – Accumulated Other Comprehensive Income (Loss) for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
Derivative Contracts Not Designated as Hedges
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts with external counterparties to hedge the Company’s exposure to foreign currencies with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting and are recognized as assets or liabilities at their fair value with changes in fair value recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The aggregate notional value of these contracts was $458.3 at December 31, 2023.
The following table presents a summary of the loss for derivative contracts not designated as hedges included in the Company's consolidated and combined statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		For the Years Ended December 31
	Statement of Operations Classification	2023	2022	2021
Foreign currency Forward contracts	Foreign exchange loss	$(0.8)	$—	$—

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
12.    ACCRUED EXPENSES AND OTHER
The components of accrued expenses and other current liabilities are as follows:

	December 31, 2023	December 31, 2022
Employee compensation and benefits	$118.0	$123.0
Accrued pass through expenses	117.7	133.1
Accrued taxes	61.9	39.5
Accrued interest	22.5	—
Other	36.0	27.1
	$356.1	$322.7
13.    INCOME TAXES
See Note 2, Summary of Significant Accounting Policies for a description of the Company’s accounting policies and carve-out methodology on income taxes for the periods prior to the Spin. The sources of income before taxes, classified between domestic and foreign entities are as follows:

	2023	2022	2021
Domestic	$(123.3)	$114.9	$22.8
Foreign	124.4	122.1	113.6
Total pre-tax income	$1.1	$237.0	$136.4
The provisions (benefits) for income taxes in the accompanying consolidated and combined statements of operations consist of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$3.6	$18.6	$23.9
State	0.9	10.7	8.9
Foreign	40.5	31.3	35.8
	$45.0	$60.6	$68.6
Deferred:
Federal	$(24.3)	$(8.0)	$(27.9)
State	(4.0)	(5.9)	(4.7)
Foreign	(12.2)	(2.6)	2.4
	(40.5)	(16.5)	(30.2)
Total provision for income taxes	$4.5	$44.1	$38.4

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
The effective tax rates on earnings before income taxes are reconciled to statutory U.S. income tax rates as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory U.S. rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. Federal income tax effect	(276.1)	1.1	1.7
Foreign earnings taxed at rates different than the statutory U.S. rate	337.9	0.7	2.3
Permanent non-deductible items	18.7	(0.5)	0.7
Changes in valuation allowance	(6.8)	—	—
Employee benefits	146.8	(0.9)	(0.7)
Changes in enacted tax rates	—	0.3	7.0
Net tax on U.S. international income inclusions	65.2	(2.3)	(6.1)
Change in uncertain tax positions	26.5	0.2	—
R&D credit	(244.6)	(1.0)	—
Withholding tax	136.2	0.7	2.3
BEAT	168.6	—	—
Other	12.9	(0.7)	—
Effective rate	406.3%	18.6%	28.2%

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Employee compensation and benefits	$12.5	$14.9
Operating lease liability	7.8	4.5
Acquisition and restructuring reserves	0.9	3.1
Interest expense carryforward	14.1	—
Capitalized R&D Costs	24.5	10.2
Loss and credit carryforwards, net	8.1	—
Other	2.1	3.4
Total gross deferred tax assets	70.0	36.1
Less: valuation allowance	(2.8)	—
Deferred tax assets, net of valuation allowance	$67.2	$36.1

Deferred tax liabilities:
Right of use asset	$(6.6)	$(2.1)
Revenue recognition	(6.2)	(8.9)
Intangible assets	(187.5)	(200.1)
Property, plant and equipment	(12.5)	(8.3)
Total gross deferred tax liabilities	(212.8)	(219.4)
Net deferred tax liabilities	$(145.6)	$(183.3)
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets (“DTAs”). We have determined that the reversal of future taxable temporary differences corresponding to our deferred tax liabilities (“DTLs”) will provide a sufficient source of income for realization of our DTAs. Based on this evaluation, as of December 31, 2023, no valuation allowance has been recorded against our Federal DTAs. In the absence of future taxable income, reductions in our DTLs may result in the need for a valuation allowance in a subsequent period.
The Company has gross state NOL carryforwards of $1,111.0, which have a full valuation allowance as of December 31, 2023. Of these NOLs, $953.3 expire between 2024 and 2043, and $157.7 having an indefinite carryforward. The Company has gross foreign net operating losses of $11.8, all of which are expected to be fully realized with either indefinite carryforward or expire between 2028 and 2043.
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance as of January 1	$1.4	$2.1	$10.3
Decreases related to positions taken on prior year items	(1.4)	—	(1.6)
Increases related to positions taken on prior year items	—	2.0	—
Increases related to positions taken on current year items	0.3	0.2	1.0
Settlement of uncertain tax positions with tax authorities	—	(3.1)	(7.6)
Exchange (gain) loss	—	0.2	—
Balance as of December 31	$0.3	$1.4	$2.1

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Unrecognized income tax benefits which relate to the Company’s business operations were $0.3, $1.4 and $2.1 at December 31, 2023, 2022 and 2021, respectively. It is anticipated that none of the unrecognized income tax benefits will change within the next 12 months. These changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $0.0, $0.1 and $2.2 as of December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.0, $(2.2) and $0.6, respectively, in interest and penalties expense.
As of December 31, 2023, 2022 and 2021, there are $0.3, $1.4 and $4.3, respectively, of tax benefits, including interest and penalties, that, if recognized would favorably affect the effective income tax rate. The operations of the Company are subject to income tax examination by taxing authorities in the jurisdictions where Labcorp filed income tax returns previously and jurisdictions where the Company files tax returns after the Separation. The Company has substantially concluded all U.S. federal income tax matters for years through 2018, while it filed as part of the Labcorp consolidated group, and is currently under IRS examination for tax years 2019 and 2020. The Company has not yet been required to file a U.S. federal income tax return after the Separation. Substantially all material state and local and foreign income tax matters have been concluded through 2017 and 2018, respectively.
The Company has recognized a deferred tax liability for withholding taxes associated with certain intercompany notes related to the Separation. However, the Company considers the earnings of its foreign subsidiaries to be primarily permanently reinvested. If repatriation were to occur the Company would be required to accrue applicable taxes, if any, and remit these taxes as appropriate. As of December 31, 2023, 2022 and 2021, the Company has unremitted earnings and profits of $1,618.3, $1,572.7 and $1,450.3, respectively, that are permanently reinvested in its foreign subsidiaries. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
14.    STOCK COMPENSATION PLANS
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
On July 18, 2023, all Labcorp equity incentive awards held by Fortrea employees that were outstanding on the distribution date were converted to 2.5 shares of Fortrea restricted stock units and 0.1 shares of Fortrea performance shares. Additionally, during the remainder of 2023, the Company granted awards under the Plans, including restricted stock units, performance stock units, and stock options, as indicated below.
As of December 31, 2023, 11.0 and 1.8 shares were authorized for future grants under Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan, respectively.
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock units (“RSUs”) is determined based on the number of shares granted and the quoted price of Fortrea’s common

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
stock on the grant date. The grant date fair value of performance share awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total shareholder return component of the performance awards. Such value is recognized as an expense over the service period, net of estimated forfeitures and Fortrea’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. The estimation of equity awards that will ultimately vest requires judgment and Fortrea considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur.
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

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	—	$—
Granted	0.8	$26.52
Exercised	—	$—
Cancelled	—	$—
Outstanding at December 31, 2023	0.8	$26.52	9.6 years	$6.7
Exercisable at December 31, 2023	—	$—	0.0 years	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023.
The Company uses the Black-Scholes model to calculate the fair value of stock options. The following table shows the weighted average grant-date fair values of options issued during the period and the weighted average assumptions that the Company used to develop the fair value estimates:

Year Ended December 31, 2023
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
represents a three-year award opportunity for the period of 2023-2025 and, if earned, vests fully (to the extent earned) in the first quarter of 2026).
The Company grants performance shares (non-vested shares) to officers and key employees. Performance share awards are subject to a 3-year cliff vesting period in addition to certain revenue and adjusted EBITDA targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned RSU and performance share compensation is amortized to expense, when probable, over the applicable vesting periods.
The following table shows a summary of non-vested shares for the year ended December 31, 2023:

	Number of Shares		Weighted-Average Grant Date Fair Value
	Restricted Stock Units	Performance Shares	Restricted Stock Units	Performance Shares
Non-vested at June 30, 2023	—	—	$—	$—
Converted	2.5	0.1	$34.20	$43.78
Granted	1.6	—	$27.93	$—
Vested	(0.1)	—	$34.60	$—
Forfeited	(0.2)	—	$34.14	$—
Non-vested at December 31, 2023	3.8	0.1	$31.54	$43.78
For 2023, 2022 and 2021, total restricted stock, restricted stock unit and performance share compensation expense was $42.1, $23.1 and $25.1, respectively, including $2.3, $4.6 and $4.9 of expense related to corporate allocations. As of December 31, 2023, there was $95.6 of total unrecognized compensation cost related to non-vested restricted stock, restricted stock unit and performance share-based compensation arrangements granted under the Company's stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.9 years and will be included in direct costs and selling, general and administrative expenses.
All Stock Awards
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the consolidated and combined statements of operations was as follows:

	Years Ended December 31,
	2023	2022	2021
Direct costs	$25.8	$14.6	$14.1
Selling, general and administrative	16.9	10.8	13.4
Stock compensation expense	$42.7	$25.4	$27.5

Income tax benefits	$7.8	$9.7	$6.5
Of the total stock-based compensation expense recognized by the Company for the years ended December 31, 2023, 2022 and 2021, $40.2, $20.3 and $22.1, respectively, related directly to Company employees and $2.5, $5.1 and $5.4, respectively, related to allocations of Labcorp’s corporate and shared employee stock compensation expenses. Stock compensation expense is included in direct costs and selling, general and administrative expenses in the combined statements of operations.
15.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
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
It was previously disclosed that there were dosing sequence errors in a customer’s trial by a third-party vendor not associated with the Company. As part of working with this customer, the Company has agreed to make concessions and provide discounts and other consideration to the customer of an estimated amount of $12.5 as part of a multi-party solution to facilitate the ongoing trials, of which $5.5 was recorded as a reduction of revenue in 2023.
16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(140.2)	$(8.2)	$—	$(148.4)
Current year adjustments	(127.0)	(0.6)	—	(127.6)
Tax effect of adjustments	—	—	—	—
Balance at December 31, 2022	$(267.2)	$(8.8)	$—	$(276.0)
Current year foreign exchange adjustments	57.6	—	—	57.6
Current year benefit plan adjustments	—	(0.9)	—	(0.9)
Unrealized gain (loss) on derivative instruments	—	—	(1.5)	(1.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	0.2	0.5	0.7
Transfers (to) from Former Parent	$—	$2.1	$—	$2.1
Balance at December 31, 2023	$(209.6)	$(7.4)	$(1.4)	$(218.4)

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
17.    PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has various U.S. defined contribution retirement plans (401K Plans). Under these 401K Plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions and matching contributions, depending on the terms of the specific plan. On January 1, 2021, all of the 401K Plans were modified to provide for 100% match of employee contributions up to 5% of their salary. In addition to the U.S. 401K plans, there are other defined contribution plans outside of the U.S., primarily in the UK, EU and Asia-Pacific regions. Total expense for all defined contribution plans for the years ended December 31, 2023, 2022 and 2021 was $57.3, $54.9 and $57.7 respectively.
Defined Benefit Pension Plans
Company employees participate in a funded defined benefit pension plan in the United Kingdom (the “UK Plan”). The UK Plan provides benefits based on various criteria such as years of service and salary, and is closed to new entrants and the accrual of service credits is as of December 31, 2020.
Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	Years Ended December 31,
	2023	2022	2021
Service cost for benefits earned	$0.2	$0.2	$0.2
Interest cost on benefit obligation	1.6	1.0	0.9
Expected return on plan assets	(1.7)	(2.2)	(2.0)
Net amortization and deferral	0.2	0.1	0.2
Defined-benefit plan costs	$0.3	$(0.9)	$(0.7)
Service costs are the only component of net periodic benefit costs recorded within Operating income.
The amounts recognized in accumulated other comprehensive income(loss) are as follows:

	Years Ended December 31,
	2023	2022	2021
Net actuarial loss in accumulated other comprehensive income (loss)	$(1.0)	$(0.6)	$4.3
Change in Projected Benefit Obligation
The change in the projected benefit obligation as of December 31, 2023 and December 31, 2022, is as follows:

	Years Ended December 31,
	2023	2022
Balance at beginning of the year	$32.7	$64.0
Service cost	0.2	0.2
Interest cost	1.6	1.0
Actuarial (gain) loss	1.9	(24.3)
Benefits and administrative expenses paid	(0.7)	(2.0)
Foreign currency exchange rate changes	1.9	(6.2)
Balance at end of the year	$37.6	$32.7

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
The accumulated benefit obligation as of December 31, 2023 and December 31, 2022 was $37.6 and $32.7, respectively.
Change in Fair Value of Plan Assets
The change in plan assets as of December 31, 2023 and December 31, 2022, is as follows:

	Years Ended December 31,
	2023	2022
Balances at beginning of the year	$30.7	$59.4
Business contributions	2.3	1.9
Actual return on plan assets	2.4	(22.8)
Benefits and administrative expenses paid	(0.7)	(2.0)
Foreign currency exchange rate changes	1.7	(5.8)
Fair value of plan assets at end of year	$36.4	$30.7
Change in Funded Status and Reconciliation of Amounts Recorded in the Balance Sheet
The change in the funded status of the plan and a reconciliation of such funded status to the amounts reported in the combined balance sheet as of December 31, 2023 and December 31, 2022, is as follows:

	Years Ended December 31,
	2023	2022
Funded status	$(1.2)	$(2.1)

Recorded as:
Other liabilities	$(1.2)	$(2.1)
Assumptions
Weighted average assumptions used to determine net periodic benefit costs are as follows:

	Years Ended December 31,
	2023	2022	2021
Discount rate	4.9%	1.9%	1.3%
Salary increases	N/A	N/A	N/A
Expected long term rate of return	5.5%	4.0%	3.3%
Cash balance interest credit rate	N/A	N/A	N/A
A one percentage point decrease or increase in the discount rate would have resulted in no respective increase or decrease in 2023 retirement plan expense.
Weighted average assumptions used to determine net periodic benefit obligations are as follows:

	Years Ended December 31,
	2023	2022
Discount rate	4.5%	4.9%
Salary increases	N/A	N/A
The discount rate is determined using the weighted-average yields on high-quality fixed income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
obligation and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Business considers the composition of plan investments, historical returns earned, and expectations about the future. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2023 pension expense of $(0.3).
The Company evaluates other assumptions periodically, such as retirement age, mortality and turnover, and updates them as necessary to reflect the Business's actual experience and expectations for the future. Differences between actual results and assumptions utilized are recorded in Accumulated other comprehensive income each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.
Plan Assets
The fair values of the assets at December 31, 2023 by asset category are as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total 2023
Cash and cash equivalents	Level 1	$0.3	$—	$0.3
Annuities	Level 3	10.7	—	10.7
Pooled investment funds		—	25.4	25.4
Total fair value		$11.0	$25.4	$36.4
The fair values of the assets at December 31, 2022, by asset category is as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total 2022
Cash and cash equivalents	Level 1	$0.4	$—	$0.4
Annuities	Level 3	10.0	—	10.0
Pooled investment funds		—	20.3	20.3
Total fair value		$10.4	$20.3	$30.7
The fair market value of index funds and pooled investment funds are valued using the net asset value (NAV) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund. The fair value of annuity investments is based on discounted cash flow techniques using unobservable valuation inputs such as discount rates and actuarial mortality tables.

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at December 31, 2021	$16.6
Actual return on plan assets	(6.6)
Balance at December 31, 2022	$10.0
Actual return on plan assets	0.7
Balance at December 31, 2023	$10.7

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Investment Policies
Plan fiduciaries of various plans set investment policies and strategies, based on consultation with professional advisors, and oversee investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary strategic investment objectives are balancing investment risk and return and monitoring the plan’s liquidity position in order to meet the near-term benefit payment and other cash needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.
The weighted average asset allocation of the plan assets as of December 31, 2023, by asset category is as follows:

December 31, 2023
Equity securities	14.5%
Debt securities	55.3%
Annuities	29.5%
Real estate	—%
Other	0.7%
The weighted average target asset allocation of the plan assets is as follows:

	December 31, 2023
Equity securities	10.0%	to	20.0%
Debt securities	50.0%	to	60.0%
Annuities	25.0%	to	35.0%
Real estate	—%	to	10.0%
Other	—%	to	5.0%
Pension Funding and Cash Flows
The Company expects to make approximately $1.9 in required contributions to its defined benefit pension plans during 2024. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2024, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
The estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2024	$1.1
2025	1.2
2026	1.3
2027	1.8
2028	1.7
Years 2029 to 2033	$10.2
18.    RELATED PARTY TRANSACTIONS
Prior to the Separation on June 30, 2023, the consolidated and combined financial statements were prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of Labcorp. The following discussion summarizes activity between the Company and Labcorp.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Allocation of General Corporate and Other Expenses
Prior to the Separation, the Company’s consolidated and combined statements of operations included expenses for certain centralized functions and other programs provided and administered by Labcorp that were charged directly to the Company. In addition, for purposes of preparing these consolidated and combined financial statements on a carve-out basis, a portion of Labcorp’s total corporate expenses were allocated to the Company. See Note 2, Summary of Significant Accounting Policies for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.
The following table is a summary of corporate and other allocations for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Direct costs, exclusive of depreciation and amortization	$86.6	$166.6	$150.6
Selling, general and administrative expenses, exclusive of depreciation and amortization	105.0	207.9	146.0
Restructuring and other charges	0.2	0.7	1.8
Foreign exchange gain (loss)	2.2	6.8	5.9
Corporate and other allocations	$194.0	$382.0	$304.3
Included in the aforementioned amounts are $147.6, $286.8 and $214.0 related to costs for certain centralized functions and programs provided and administered by Labcorp that were charged directly to the Company for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, a portion of Labcorp’s total corporate expenses have been allocated to the Company for services from Labcorp. These costs were $46.4, $95.2 and $90.3 for the years ended December 31, 2023, 2022 and 2021, respectively. The allocations of foreign exchange gain (loss) represent the allocation of the results of hedging activities performed by Labcorp on behalf of the Company.
The Company has arrangements with third parties where the services are subcontracted to Labcorp (and its affiliates that were not part of the Spin). The Company’s direct costs include items purchased from Labcorp totaling $48.8, $87.1 and $70.1 in 2023, 2022, and 2021, respectively.
Hedging Activities
Prior to the Separation, the Company did not enter into any derivative contracts with external counterparties. However, Labcorp entered into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts did not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. Earnings related to these contracts were included in the consolidated and combined statements of operations as part of corporate allocations. Refer to Note 11, Derivative Instruments and Hedging Activities, for information regarding derivative contracts entered into after the Separation.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Net Transfers To and From Labcorp
Net transfers to and from Labcorp are included within net parent investment on the consolidated and combined statements of changes in equity. The components of the transfers to and from Labcorp in 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Special Payment to Former Parent	$(1,595.0)	$—	$—
General financing activities	(283.7)	(365.3)	(405.3)
Corporate allocations	183.8	356.6	276.8
Stock compensation expense	10.2	25.4	27.5
Total net transfers (to) from parent	$(1,684.7)	$16.7	$(101.0)
19.    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2023	2022	2021
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$45.1	$0.4	$0.2
Income taxes, net of refunds	18.0	27.0	16.1
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	(1.3)	1.8	(1.9)
Disclosure of non-cash transfers to (from) Former Parent:
Change in right-of-use lease assets	13.9	—	—
Change in property, plant and equipment net	(27.7)	—	—
20.    BUSINESS SEGMENT INFORMATION
The following tables are a summary of segment information for the years ended December 31, 2023, 2022 and 2021. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea Chief Executive Officer has been identified as the CODM.
The CODM allocates resources and assesses performance based on the underlying businesses which determines the Company's operating segments. The Company reports its business in two reportable segments: Clinical Services, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities, and Enabling Services, which provides post-approval patient access services and technology enabled solutions to support clinical trials. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The CODM evaluates performance using segment revenue and operating income. Segment asset information is not presented because it is not used by the CODM at the segment level.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Revenues from external customers by reportable segment were as follows:

	Years Ended December 31,
	2023	2022	2021
Revenues from external customers:
Clinical Services	$2,839.5	$2,825.4	$2,763.5
Enabling Services	269.5	270.7	294.0
Total revenues	$3,109.0	$3,096.1	$3,057.5
Intersegment revenues, which were eliminated in consolidation, were as follows:

	Years Ended December 31,
	2023	2022	2021
Intersegment revenues:
Clinical Services	$1.3	$1.3	$0.3
Enabling Services	8.6	8.3	10.0
Total revenues	$9.9	$9.6	$10.3
Through the Spin, the condensed combined statements of operations include costs for certain centralized functions and programs provided and administered by Labcorp that were charged directly to the Company. These centralized functions and programs included, but were not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation. These additional allocations were reported as “corporate costs not allocated to segments” in the table below. After the Separation, the Company has allocated costs for certain centralized functions and programs to the Clinical Services and Enabling Services segments based on appropriate metrics such as revenues or headcount. The corporate costs not allocated to segments include the costs of centralized functions including corporate governance, executive management and related human resources, finance, legal, risk management, and information technology functions. Operating income of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment.
Operating income by reportable segment was as follows:

	Years Ended December 31,
	2023	2022	2021
Operating Income:
Clinical Services	$243.0	$413.4	$339.5
Enabling Services	11.4	24.4	39.0
Segment operating income	254.4	437.8	378.5
Corporate costs not allocated to segments	(103.2)	(95.9)	(103.5)
Amortization	(63.8)	(65.7)	(140.0)
Goodwill and other asset impairments	—	(9.8)	—
Restructuring and other charges	(24.3)	(30.5)	(20.7)
Total operating income (loss)	$63.1	$235.9	$114.3

21. SUBSEQUENT EVENTS
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc. (“Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions unless stated otherwise)
Capital Partners, pursuant to which the Seller has agreed to sell assets relating to its Enabling Services Segment (the “Transaction”), including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The purchase price for the Transaction is $345.0, subject to customary purchase price adjustments, with $295.0 to be paid at closing and $50.0 to be paid upon achievement of certain transition-related milestones. The Transaction is targeted to close in the second quarter of 2024, subject to customary closing conditions and government approvals, as well as the parties entering into certain services and operating agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the period ending December 31, 2023. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending December 31, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.
Prior to the quarter ended June 30, 2023, Fortrea relied on certain material processes and internal controls over financial reporting performed by Labcorp.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
No changes in our internal controls over financial reporting during the year ended December 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the definitive proxy statement of Fortrea related to its 2024 annual meeting of shareholders to be filed no later than 120 days after December 31, 2023 (the “Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2024 Proxy Statement under the sections captioned “2023 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item will be included in the 2024 Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item will be included in the 2024 Proxy Statement under the sections captioned “Certain Relationships and “Director Independence” and is incorporated herein by reference thereto.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the 2024 Proxy Statement under the sections captioned “Independent Registered Public Accounting Firm Fees and Other Matters” and “Audit Committee Pre-Approval Policy and Procedures” and is incorporated herein by reference thereto.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1) and (2) Financial Statements and Schedules
See "Index to Consolidated Financial Statements and Financial Statements Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3) and Item 15(b) Exhibits

			INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.		8-K	001-41704	2.1	3-Jul-23
3.1	Amended and Restated Certificate of Incorporation of Fortrea Holdings Inc.		8-K	001-41704	3.1	3-Jul-23
3.2	Amended and Restated By-Laws of Fortrea Holdings Inc.		8-K	001-41704	3.2	3-Jul-23
4.1	Indenture, dated June 27, 2023, among Fortrea Holdings Inc., as issuer, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Trust Company, National Association, as collateral agent, relating to Fortrea Holding Inc.’s 7.500% Senior Secured Notes due 2030.		8-K	001-41704	4.1	30-Jun-23
4.2	Form of 7.500% Senior Secured Notes due 2030 (included in Exhibit 4.1).		8-K	001-41704	4.2	30-Jun-23
4.3	Supplemental Indenture, dated June 30, 2023, among Fortrea Holdings Inc., as issuer, the Initial Subsidiary Guarantors (as defined in the Indenture), as guarantors, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Trust Company, National Association, as collateral agent, relating to Fortrea Holding Inc.’s 7.500% Senior Secured Notes due 2030.		8-K	001-41704	4.1	3-Jul-23
4.4	Description of securities.	X

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
		8-K	001-41704	10.1	30-Jun-23
10.2	Tax Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.1	3-Jul-23
10.3	Employee Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.2	3-Jul-23
10.4	Transition Services Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.3	3-Jul-23
10.5	Clinical Development and Laboratory Services Agreement, dated May 1, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	10-12B/A	001-41704	10.4	2-Jun-23
10.6	Fortrea Holdings Inc. 2023 Omnibus Incentive Plan.	8-K	001-41704	10.4	3-Jul-23
10.7	Fortrea Holdings Inc. Employee Stock Purchase Plan.	8-K	001-41704	10.5	3-Jul-23
10.8	Form of Option Agreement.	8-K	001-41704	10.6	3-Jul-23
10.9	Form of 2023 Time Vesting Restricted Stock Unit Award (1 year).	8-K	001-41704	10.7	3-Jul-23
10.10	Form of 2023 Time Vesting Restricted Stock Unit Award (3 year ratable).	8-K	001-41704	10.8	3-Jul-23
10.11	Executive Employment Agreement by and between Thomas H. Pike and Laboratory Corporation of America dated January 4, 2023.	10-12B/A	001-41704	10.5	2-Jun-23
10.12	Restricted Stock Unit Award Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike.	8-K	001-41704	10.1	21-Aug-23
10.13	Non-Qualified Option Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike	8-K	001-41704	10.2	21-Aug-23

10.14	Master Senior Executive Severance Plan.		10-12B	001-41704	10.6	15-May-23
10.15	Fortrea Inc. Nonqualified Deferred Compensation Plan.		10-12B/A	001-41704	10.9	2-Jun-23
10.16	Letter Agreement, dated May 21, 2023, by and between Laboratory Corporation of America Holdings and Jill McConnell.	X
10.17	Letter Agreement, dated May 21, 2023, by and between Laboratory Corporation of America Holdings and Mark Morais.	X
10.18	Retention Bonus Agreement, dated May 21, 2023 by and between Laboratory Corporation of America Holdings and Jill McConnell	X
10.19	Retention Bonus Agreement, dated May 21, 2023, by and between Laboratory Corporation of America Holdings and Mark Morais	X
10.20	Non-Employee Director Compensation Policy.	X
10.21	Form of Non-Employee Director Restricted Stock Unit Agreement.	X
10.22	Form of 2024 Performance Share Award	X
19	Fortrea Insider Trading Policy	X
21	List of Subsidiaries of the Company	X
23.1	Consent of Deloitte & Touche, an independent registered accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Policy Relating to Recovery of Erroneously Awarded Compensation.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X
X

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTREA HOLDINGS INC.
(Registrant)

By:	/s/ JILL McCONNELL
Name: Jill McConnell
Chief Financial Officer (On behalf of the Registrant and as Chief Financial Officer)
Date: March 13, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Fortrea Holdings Inc. do hereby constitute and appoint Thomas Pike and Jill McConnell, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS PIKE	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 13, 2024
Thomas Pike

/s/ JILL McCONNELL	Chief Financial Officer (Principal Financial Officer)	March 13, 2024
Jill McConnell

/s/ AMANDA WARREN	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2024
Amanda Warren

/s/ R. ANDREW ECKERT	Director	March 13, 2024
R. Andrew Eckert

/s/ BETTY LARSON	Director	March 13, 2024
Betty Larson

/s/ PETER M. NEUPERT	Director	March 13, 2024
Peter M. Neupert

/s/ EDWARD PESICKA	Director	March 13, 2024
Edward Pesicka

/s/ AMRIT RAY, M.D.	Director	March 13, 2024
Amrit Ray, M.D.

/s/ DAVID SMITH	Director	March 13, 2024
David Smith