Form 10-Q
period 2024-03-31
Fortrea Holdings Inc.
filed 2024-05-24
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 89.4 million shares of common stock as of May 20, 2024.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$92.8	$108.6
Accounts receivable and unbilled services, net	941.0	988.5
Prepaid expenses and other	91.3	84.6
Current assets of discontinued operations	74.9	69.1
Total current assets	1,200.0	1,250.8
Property, plant and equipment, net	167.4	172.6
Goodwill, net	1,727.6	1,739.4
Intangible assets, net	707.9	728.1
Deferred income taxes	3.2	3.2
Other assets, net	89.0	69.7
Long-term assets of discontinued operations	345.1	368.8
Total assets	$4,240.2	$4,332.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$131.3	$132.9
Accrued expenses and other current liabilities	328.7	335.5
Unearned revenue	236.9	214.2
Current portion of long-term debt	55.0	26.1
Short-term operating lease liabilities	15.2	17.2
Current liabilities of discontinued operations	51.2	52.5
Total current liabilities	818.3	778.4
Long-term debt, less current portion	1,559.4	1,565.9
Operating lease liabilities	59.5	62.8
Deferred income taxes and other tax liabilities	150.7	147.7
Long-term liabilities of discontinued operations	31.5	31.6
Other liabilities	28.9	32.1
Total liabilities	$2,648.3	$2,618.5
Commitments and contingent liabilities (Note 9)
Equity
Common stock, 89.4 and 88.8 shares outstanding at March 31, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	2,002.9	1,998.0
Accumulated deficit	(169.5)	(68.5)
Accumulated other comprehensive loss	(241.6)	(215.5)
Total equity	$1,591.9	$1,714.1
Total liabilities and equity	$4,240.2	$4,332.6
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$662.1	$693.9
Costs and expenses:
Direct costs, exclusive of depreciation and amortization (including costs incurred from related parties of $0.0 and $21.7 during the three months ended March 31, 2024 and 2023, respectively)	554.2	541.5
Selling, general and administrative expenses, exclusive of depreciation and amortization	120.1	116.8
Depreciation and amortization	21.9	20.9
Restructuring and other charges	3.3	0.6
Total costs and expenses	699.5	679.8
Operating income (loss)	(37.4)	14.1
Other income (expense):
Interest income (expense)	(34.3)	0.1
Foreign exchange gain (loss)	(5.3)	(5.2)
Other, net	1.3	0.5
Income (loss) from continuing operations before income taxes	(75.7)	9.5
Provision for income taxes	4.1	1.5
Income (loss) from continuing operations	$(79.8)	$8.0
Income (loss) from discontinued operations, net of tax	(21.2)	4.5
Net income (loss)	$(101.0)	$12.5

Earnings (loss) per common share
Basic earnings (loss) per share continuing operations	$(0.89)	$0.09
Basic earnings (loss) per share discontinued operations	$(0.24)	$0.05
Basic earnings (loss) per share	$(1.13)	$0.14

Diluted earnings (loss) per share continuing operations	$(0.89)	$0.09
Diluted earnings (loss) per share discontinued operations	$(0.24)	$0.05
Diluted earnings (loss) per share	$(1.13)	$0.14
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(101.0)	$12.5
Foreign currency translation adjustments	(27.7)	19.1
Net benefit plan adjustments	—	—
Unrealized gain on derivative instruments	2.1	—
Other comprehensive income (loss) before tax	(25.6)	19.1
Provision (benefit) for income tax related to items of comprehensive income	(0.5)	—
Other comprehensive income (loss), net of tax	(26.1)	19.1
Comprehensive income (loss)	$(127.1)	$31.6
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	88.8	$0.1	$1,998.0	$—	$(68.5)	$(215.5)	$1,714.1
Net loss	—	—	—	—	(101.0)	—	(101.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(26.1)	(26.1)
Stock compensation	—	—	15.1	—	—	—	15.1
Issuance of common stock	0.6	—	—	—	—	—	—
Net share settlement tax payments from issuance of stock to employees	—	—	(10.4)	—	—	—	(10.4)
Other	—	—	0.2	—	—	—	0.2
Balance at March 31, 2024	89.4	$0.1	$2,002.9	$—	$(169.5)	$(241.6)	$1,591.9

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	—	$—	$—	$3,614.8	$—	$(274.8)	$3,340.0
Net income	—	—	—	12.5	—	—	12.5
Other comprehensive income, net of tax	—	—	—	—	—	19.1	19.1
Net transfers from Former Parent	—	—	—	31.2	—	—	31.2
Balance at March 31, 2023	—	$—	$—	$3,658.5	$—	$(255.7)	$3,402.8
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(101.0)	$12.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	23.5	23.1
Stock compensation	15.1	6.7
Operating lease right-of-use asset expense	6.2	7.8
Goodwill and other asset impairments	24.0	—
Deferred income taxes	4.2	(3.6)
Other, net	(12.1)	0.9
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled services, net	40.5	27.3
Increase in prepaid expenses and other	(25.5)	(19.1)
Increase (decrease) in accounts payable	(0.9)	20.4
Increase (decrease) in unearned revenue	26.4	(12.9)
Decrease in accrued expenses and other	(26.0)	(65.1)
Net cash used for operating activities	(25.6)	(2.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9.3)	(16.2)
Proceeds from sale of assets	0.1	—
Net cash used for investing activities	(9.2)	(16.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	271.0	—
Payments on revolving credit facilities	(242.0)	—
Principal payments of long-term debt	(7.7)	—
Net transfers to Former Parent	—	24.5
Net cash provided by financing activities	21.3	24.5
Effect of exchange rate changes on cash and cash equivalents	(2.3)	1.5
Net change in cash and cash equivalents	(15.8)	7.8
Cash and cash equivalents at beginning of period	108.6	110.4
Cash and cash equivalents at end of period	$92.8	$118.2
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated and combined statements of cash flows.

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Description of Business
Fortrea Holdings Inc. (“Fortrea” or the “Company”), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development services to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider, and Hybrid Service structures. The Company has a rich history of providing clinical development services for over 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, the Company completed a spin-off (the “Spin” or the “Separation”) from Laboratory Corporation of America Holdings (“Labcorp” or “Former Parent”). The Company leverages its global scale, clinical data insights, scientific expertise, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to its customers. With what the Company believes is a distinctive market offering, Fortrea meets growing global demand for clinical development services.
The Company manages its business in one reportable segment, Clinical Services, that provides services across the clinical pharmacology and clinical development spectrum. The Company has established access to all key markets worldwide through a strategic footprint of primary office locations in five countries (the United States, the United Kingdom, China, India and Singapore) with field operations in other jurisdictions worldwide.
Reportable Segment
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc., entered into an Asset Purchase Agreement with Endeavor Buyer LLC to sell the operations of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries; which are all collectively referred to as the Enabling Services Segment. Refer to Note 2 - Discontinued Operations for further discussion.
As of March 31, 2024, all of the Company's consolidated revenues from continuing operations were generated from the Clinical Services segment, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The Company’s chief operating decision maker allocates resources and assesses performance for the Clinical Services segment.
Discontinued Operations
In accordance with the definition of discontinued operations, the Company's decision to sell the assets relating to the Enabling Services segment represented a strategic shift that had a major effect on the Company's results of operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets and liabilities related to the Enabling Services segment as assets of discontinued operations and liabilities of discontinued operations on the condensed consolidated and combined balance sheets as of March 31, 2024 and December 31, 2023. The operations of the Enabling Services segment have been classified as income (loss) from discontinued operations on the condensed consolidated and combined statements of operations for all periods presented.
Unless otherwise noted, discussion within these notes to the condensed consolidated and combined financial statements relates to the Company’s continuing operations.
Agreements with Labcorp
On June 30, 2023, the Company completed the Spin from Labcorp. The Company has entered into several agreements with Labcorp that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and the Transition Services Agreement, which are described in the Company’s Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Transition Services Agreement, the Company and Labcorp agreed to provide each other certain transitional services. The services and assets to be provided to Fortrea by Labcorp support the Company’s enterprise functions, most

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
notably IT applications, network and security support and hosting, as well as finance, human resources, marketing and other administrative support.
Basis of Financial Statement Presentation
Prior to June 30, 2023, Fortrea existed and functioned as part of the consolidated business of Former Parent. The Company’s financial statements for periods through the Spin reflect the historical financial position, results of operations and cash flows of the Company, for the periods presented, prepared on a “carve-out” basis and have been derived from the condensed consolidated financial statements and accounting records of Labcorp using the historical results of operations and historical basis of assets and liabilities of the Company and reflect Labcorp’s net investment in the Company. The Company’s balance sheet as of March 31, 2024 is a consolidated balance sheet based on the financial position of Fortrea as a standalone company. The three months ended March 31, 2024 includes condensed consolidated financial statements, whereas all prior periods included combined financial statements. The Company’s unaudited condensed consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
The Company’s condensed consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year, and additionally, condensed consolidated and combined financial statements do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the prior periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
All intercompany transactions within the Company have been eliminated. All transactions between the Company and Former Parent have been included in these condensed consolidated and combined financial statements. For those transactions between the Company and Former Parent that were historically settled in cash, the Company has reflected such balances in the condensed consolidated and combined balance sheets as due from

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
related parties or due to related parties. The Former Parent investment and all due from or due to Former Parent were settled at the time of the Spin. Refer to Note 13 - Transactions with Former Parent for further information.
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
Substantially all the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of March 31, 2024, two customers accounted for 19.3% and 11.0% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2023, two pharmaceutical companies accounted for approximately 17.0% and 11.2% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended March 31, 2024, two customers accounted for approximately 14.0% and 13.0% of revenues. For the three months ended March 31, 2023, one customer accounted for 10.0% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year presentation.
During the quarter ended March 31, 2024, a change in basis of presentation, to include information technology costs and certain facility costs in Selling, general and administrative expenses was made to improve comparability of costs against peer companies in the clinical research industry. As a result, the Company reclassified $45.3 from Direct costs, exclusive of depreciation and amortization, to Selling, general and administrative expenses, exclusive of depreciation and amortization in the condensed consolidated and combined statement of operations for the period ending March 31, 2023 relating to information technology costs and certain facility charges. There is no impact on total operating expenses, operating income or net income during the period ended March 31, 2023. Direct costs include payroll and related benefits for project-related employees, pass through costs, transition services agreement direct costs, facility costs related to phase I clinics and other direct costs. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Additionally, the Company reclassified $0.1 from Other, net to Interest expense in the condensed consolidated and combined statement of operations for the period ending March 31, 2023.
Restatement of Prior Period Financial Statements
In connection with the preparation of the Company’s financial statements for the quarter ended March 31, 2024, the Company identified errors impacting previously reported financial information, including to periods prior to the June 30, 2023 Spin. The errors consisted primarily of a goodwill impairment charge as a result of an incorrect carrying value used in the Company’s impairment calculation, a reduction in revenue due to the misstatement in the amount of the ultimate resolution of a customer matter, an understatement of expense accruals allocated from Former Parent prior to spin, and an understatement of depreciation expense associated with certain projects that were not depreciated in a timely manner.
Management assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Based on this assessment, the Company concluded that these errors and the related impacts did not result in a

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
material misstatement of the previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2023, and the previously issued unaudited condensed consolidated interim financial statements for the quarters ended March 31, June 30, and September 30, 2023. However, correcting the cumulative effect of these errors in the first quarter of 2024 would have had a significant effect on the results of operations for that period.
Therefore, the relevant prior periods’ financial statements and related footnotes, for these and other immaterial errors for comparative purposes, have been corrected. Previously reported financial information for such immaterial errors will be corrected in future filings, as applicable.
A summary of the corrections to the impacted financial statement line items from the previously issued financial statements are presented in Note 15 - Immaterial Financial Restatement and Reclassifications to Prior Period Financial Statements.
Recently Issued and Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance will be effective for the Company in the annual period beginning January 1, 2024 and in 2025 for interim periods. The Company is assessing the impact of this ASU on its disclosures within the consolidated financial statements.
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

2.     DISCONTINUED OPERATIONS
On March 9, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which the Seller has agreed to sell, and to cause its affiliates to sell, net assets relating to its Enabling Services segment (the “Transaction”), specifically its Patient Access and Endpoint businesses, including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The purchase price for the Transaction is $345.0, subject to customary purchase price adjustments, with $295.0 to be paid at closing and $50.0 to be paid upon achievement of certain transition-related milestones. The Transaction is targeted to close in the second quarter of 2024, subject to customary closing conditions and government approvals, as well as the parties entering into certain services and operating agreements.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Financial Information of Discontinued Operations
The following table summarizes the significant line items included in earnings from discontinued operations, net of income tax in the condensed consolidated and combined statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues	$65.7	$69.8
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	41.4	46.1
Selling, general and administrative expenses, exclusive of depreciation and amortization	15.6	15.0
Depreciation and amortization	1.6	2.2
Long-lived and goodwill asset impairments	24.0	—
Restructuring and other charges	0.5	0.6
Total costs and expenses	83.1	63.9
Operating income (loss)	(17.4)	5.9
Other expense:
Foreign exchange gain (loss)	—	(0.3)
Income (loss) from discontinued operations before income taxes	(17.4)	5.6
Provision for income taxes	3.8	1.1
Income (loss) from discontinued operations, net of tax	$(21.2)	$4.5
In the first quarter of 2024, as a result of the final negotiated sale price of the Patient Access and Endpoint businesses, the Company evaluated the Enabling Services segment for impairment and determined that it was more likely than not that the carrying value of the assets exceeded its fair value. Accordingly, an impairment analysis was performed, which resulted in a goodwill impairment charge of $24.0.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable and unbilled services, net	66.6	60.4
Prepaid expenses and other	8.3	8.7
Total current assets	74.9	69.1
Property, plant and equipment, net	43.2	40.6
Goodwill, net	252.5	276.5
Intangible assets, net	42.6	43.1
Other assets, net	6.8	8.6
Total assets of discontinued operations	$420.0	$437.9
LIABILITIES
Current liabilities:
Accounts payable	$4.7	$4.5
Accrued expenses and other current liabilities	12.3	17.3
Unearned revenue	31.9	28.4
Short-term operating lease liabilities	2.3	2.3
Total current liabilities	$51.2	$52.5
Operating lease liabilities	3.1	3.7
Other liabilities	28.4	27.9
Total liabilities of discontinued operations	$82.7	$84.1
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated and combined statements of cash flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization	$1.6	$2.2
Capital expenditures	$3.7	$4.3
There are no significant operating or investing noncash items related to discontinued operations for the three months ended March 31, 2024 and 2023.
3.    REVENUES
The Company’s revenues by geography for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$305.9	$208.3	$147.9	$662.1	$353.7	$196.0	$144.2	$693.9

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	March 31, 2024	December 31, 2023
Sales commission assets	$16.7	$15.8
Deferred contract costs	1.9	2.0
Total	$18.6	$17.8
Amortization related to sales commission assets for the three months ended March 31, 2024 and 2023 was $2.6 and $4.1, respectively. Amortization related to deferred contract costs for the three months ended March 31, 2024 and 2023 was $0.4 and $0.6, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	March 31, 2024	December 31, 2023
Accounts receivable	$389.9	$420.2
Unbilled services	587.1	600.0
Less: allowance for credit losses	(36.0)	(31.7)
Total	$941.0	$988.5

Unearned revenue	$236.9	$214.2
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $92.4 and $103.2 for the three months ended March 31, 2024 and 2023, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the three months ended March 31, 2024 is as follows:

Accounts Receivable
Allowance for credit losses as of December, 2023	$31.7
Credit loss expense	5.8
Write-offs	(1.5)
Allowance for credit losses as of March 31, 2024	$36.0
Performance Obligations Under Long-Term Contracts
As of March 31, 2024, approximately $4,302 of revenues are expected to be recognized from remaining long-term performance obligations. The Company expects to recognize approximately 30% of the existing performance

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
obligations as of March 31, 2024 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years.
During the three months ended March 31, 2024, there were reductions of approximately $34 in revenue related to performance obligations partially satisfied in previous periods. Of this reduction, approximately half was associated with changes in scope or price, and approximately half was related to changes in estimated effort to complete customer contract obligations. The change in estimate resulted in an estimated reduction to revenue of $17, and an increase in loss from continuing operations of $16 and in loss per share of $0.18.
During the three months ended March 31, 2023, there were reductions of approximately $11 from performance obligations which were partially satisfied in previous periods; such amounts were primarily related to changes in estimate and to a much lesser extent, changes in scope. The change in estimate resulted in an estimated reduction to revenue of $10, and a decrease in income from continuing operations of $8 and in income per share of $0.09.
Accounts Receivable Purchase Program
On June 23, 2023, Fortrea entered into an accounts receivable purchase program (“ARPP”) with a financial institution (the “Financial Institution”). The ARPP establishes a receivables factoring facility whereby the Company may sell up to $80.0 in customer receivables based on the availability of certain eligible receivables and the satisfaction of certain conditions. Under the facility, the Company may sell eligible receivables and retains no interest in the transferred receivables other than collection and administrative functions for the Financial Institution.
The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company continues to service, administer and collect the receivables on behalf of the Financial Institution and does not receive a servicing fee as part of the arrangement. As of March 31, 2024, the Company had no outstanding factored customer receivables, and the ARPP was terminated in May 2024.
4.    RESTRUCTURING AND OTHER CHARGES
During 2023, the Company took actions to reduce overcapacity, align resources, and restructure certain operations. These actions included eliminating redundant positions and aligning resources for cost improvement and to meet customer requirements. These restructuring actions are expected to continue throughout 2024.
The following summarizes a component of the Company’s restructuring and other charges:

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2023	$1.1	$3.2	$4.3
Restructuring charges	4.1	—	4.1
Reduction of prior restructuring accruals	—	(2.9)	(2.9)
Cash payments and other adjustments	(2.3)	—	(2.3)
Balance as of March 31, 2024	$2.9	$0.3	$3.2

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2022	$1.8	$4.5	$6.3
Restructuring charges	0.3	0.3	0.6
Cash payments and other adjustments	—	0.3	0.3
Balance as of March 31, 2023	$2.1	$5.1	$7.2
The current portion of the restructuring liabilities is included in the condensed consolidated and combined balance sheets in accrued expenses and other current liabilities. The non-current portion of the restructuring

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
liabilities is included in the condensed consolidated and combined balance sheets in other liabilities. The non-current portion of the restructuring liabilities is expected to be paid out over 12 months.
5.    EARNINGS (LOSS) PER SHARE
On June 30, 2023, the Separation from Labcorp was effected through a pro-rata distribution of one share of the Company’s common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. As a result, on June 30, 2023, the Company had 88.8 shares of common stock outstanding. This share amount is being utilized for the calculation of basic earnings per share for all periods presented through the Separation date. As of the Separation date, actual outstanding shares are used to calculate basic weighted average common shares outstanding. Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units, and performance share awards.
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) from continuing operations per share.

	Three Months Ended March 31,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from continuing operations per share:
Net earnings (loss)	$(79.8)	89.2	$(0.89)	$8.0	88.8	$0.09
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from continuing operations including impact of dilutive adjustments	$(79.8)	89.2	$(0.89)	$8.0	88.8	$0.09
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) from discontinued operations per share.

	Three Months Ended March 31,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from discontinued operations per share:
Net earnings (loss)	$(21.2)	89.2	$(0.24)	$4.5	88.8	$0.05
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from discontinued operations including impact of dilutive adjustments	$(21.2)	89.2	$(0.24)	$4.5	88.8	$0.05
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
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Employee stock options and awards	1.2	—
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	1.2	—

6.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and intangible assets are the result of historical acquisitions; primarily the acquisition of Covance in 2015 by Labcorp. Subsequent acquisitions of businesses were allocated to Fortrea based on the inclusion of the business activities using valuations at the time of acquisition.
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 and 2023 are as follows:

	March 31, 2024	March 31, 2023
Balance as of December 31	$1,739.4	$1,707.4
Foreign currency impact and other adjustments to goodwill	(11.8)	12.5
Balance as of March 31	$1,727.6	$1,719.9
The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value.
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
The Company will continue to monitor the financial performance of and assumptions for its reporting units. A significant increase in the discount rate, decrease in the revenue and terminal growth rates, decreased operating margin or substantial reductions in end markets and volume assumptions could have a negative impact on the estimated fair value of the reporting units. A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position and results of operations.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The components of identifiable intangible assets are as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,135.7	$(431.5)	$704.2	$1,143.5	$(420.1)	$723.4
Technology	27.7	(25.2)	2.5	27.7	(24.5)	3.2
Other	12.5	(11.3)	1.2	12.5	(11.0)	1.5
Total	$1,175.9	$(468.0)	$707.9	$1,183.7	$(455.6)	$728.1
Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was $15.3 and $15.0, respectively. Amortization expense of intangible assets is estimated to be $45.5 for the remainder of 2024, $58.3 in 2025, $57.4 in 2026, $57.4 in 2027, $50.1 in 2028 and $439.2 thereafter.
7.    DEBT
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
The current portion of long-term debt at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Current portion of senior secured term loan A facility due 2028	$25.0	$25.0
Current portion of senior secured term loan B facility due 2030	5.7	5.7
Revolving credit facility	29.0	—
Debt issuance discount and fees	(4.7)	(4.6)
Total short-term borrowings and current portion of long-term debt	$55.0	$26.1
Long-term debt at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
7.5% senior notes due 2030	$570.0	$570.0
Senior secured term loan A due 2028	456.3	462.5
Senior secured term loan B due 2030	560.0	561.5
Debt issuance discount and fees	(26.9)	(28.1)
Total long-term debt	$1,559.4	$1,565.9
Senior Notes
On June 27, 2023, the Company issued $570.0 aggregate principal amount of 7.50% senior notes due 2030 (the “Notes”). Interest on these notes is payable semi-annually on January 1 and July 1 of each year. Net proceeds from the offering of the Notes were $560.2 after deducting expenses of the offering.

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
The Company drew on the term A and term B loans on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of March 31, 2024, the effective interest rate on the term A loan and term B loan was 7.58% and 9.08%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There was $29.0 outstanding on the Company’s current revolving credit facility as of March 31, 2024 and no balances outstanding as of December 31, 2023. As of March 31, 2024, the effective interest rate on the revolving credit facility was 9.75%. There is a commitment fee associated with the revolving credit facility of 0.35% (per annum and paid quarterly) and an annual $0.1 agency fee (paid in quarterly installments). The credit facility matures on June 30, 2028.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2024 and believes it will be in compliance with all covenants for a period at least 12 months from the date these financial statements are issued. The covenants were modified subsequent to March 31, 2024, as described in Note 16 - Subsequent Events.
There were no outstanding letters of credit under the Credit Agreement as of March 31, 2024.

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Instruments
The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and foreign currency exchange rates, through a controlled program of risk management that includes, from time to time, the use of derivative instruments such as foreign currency forward contracts and interest rate swap agreements. The Company does not hold or issue derivative instruments for trading purposes. The derivative instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		Fair Value of Derivatives At
		March 31, 2024			December 31, 2023
	Balance Sheet Classification	Asset	Liability	Notional	Asset	Liability	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other/ Other liabilities	$1.1	$(0.9)	$150.0	$0.7	$(2.6)	$150.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other/ Other current liabilities	$0.6	$(0.6)	$477.9	$0.8	$—	$458.3
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated and combined statements of comprehensive income (loss):

	Pre-Tax Gain (Loss) Included in Other Comprehensive Income
	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$2.5	$—
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in condensed consolidated and combined statements of operations:

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		Three Months Ended March 31,
	Statement of Operations Classification	2024	2023
Deferred gain (loss) reclassified into earnings	Interest expense	$(0.4)	$—
The estimated amount of pre-tax net losses included in other comprehensive loss that is expected to be reclassified into earnings over the twelve months following March 31, 2024, is $1.1.
Refer to Note 10 - Preferred Stock and Common Shareholders' Equity for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the loss for derivative contracts not designated as hedges included in the Company’s condensed consolidated and combined statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended March 31,
	Statement of Operations Classification	2024	2023
Foreign currency forward contracts	Foreign exchange gain (loss)	$(0.8)	$—

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
Fortrea obtains insurance coverage for certain catastrophic exposures as well as those risks required to be insured by law or contract. The Company is covered by those policies but is responsible for the uninsured portion of losses related primarily to general, professional and vehicle liability, certain medical costs and workers’ compensation. The self-insured retentions are on a per-occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregated liability of claims incurred.
It was previously disclosed that there were dosing sequence errors in a customer’s trial by a third-party vendor not associated with the Company. As part of working with this customer, the Company has agreed to make concessions and provide discounts and other consideration to the customer of an estimated amount of $12.5 as part of a multi-party solution to facilitate the ongoing trials, of which $1.7 was recorded as a reduction of revenue during the three months ended March 31, 2024.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
10.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of March 31, 2024 and December 31, 2023.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2024
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(206.7)	$(7.4)	$(1.4)	$(215.5)
Current quarter foreign exchange adjustments	(27.7)	—	—	(27.7)
Unrealized gain on derivative instrument	—	—	2.5	2.5
Amounts reclassified from other accumulated income (loss)	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$(234.4)	$(7.4)	$0.2	$(241.6)

	Three months ended March 31, 2023
	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(266.0)	$(8.8)	$—	$(274.8)
Current quarter foreign exchange adjustments	19.1	—	—	19.1
Balance at March 31, 2023	$(246.9)	$(8.8)	$—	$(255.7)
11.    INCOME TAXES
For the three months ended March 31, 2024, the Company’s effective tax rate was 5.4% compared to 15.8% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was lower than the Company’s statutory tax rate primarily due to a change in valuation allowance, the geographic mix of earnings, and non-deductible compensation expenses. The effective tax rate for the three months ended March 31, 2023 was lower than the Company’s statutory tax rate primarily due to the geographic mix of earnings partially offset by U.S. taxes on foreign earnings.
More specifically, for the quarter ended March 31, 2024, the Company included income tax expense of approximately $4.1 in continuing operations primarily due to a forecasted valuation allowance on the deferred tax asset for the carryforward of disallowed interest expense. This deferred tax asset exists due to limitations imposed under the Internal Revenue Code on the annual deductibility of business interest expense. This amount resulted in a significant impact to the effective tax rate from continuing operations.
During the three months ended March 31, 2024, the amount of net unrecognized tax positions increased by $0.1 million. Management believes it is likely that none of the unrecognized income tax benefits and interest will decrease during the next 12 months.
12.    STOCK COMPENSATION PLANS
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
On July 18, 2023, all Labcorp equity incentive awards held by Fortrea employees that were outstanding on the distribution date were converted to 2.5 shares of Fortrea restricted stock units and 0.1 shares of Fortrea performance shares from continuing operations. Additionally, during the three months ended March 31, 2024, the Company granted awards under the Plans, including restricted stock units and performance stock units, as indicated below.
As of March 31, 2024, 11.0 and 1.8 shares were authorized for future grants under Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan, respectively.
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
Changes in options outstanding under the plans for the three months ended March 31, 2024, were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	0.8	$26.52
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Outstanding at March 31, 2024	0.8	$26.52	9.4 years	$10.9
Exercisable at March 31, 2024	—	$—	0.0 years	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2024.

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

Three Months Ended March 31, 2024
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
Restricted Stock Units and Performance Shares
The Company grants RSUs to officers, key employees, and non-employee directors. RSUs typically vest annually in equal one-third increments beginning on the first anniversary of the grant (e.g., a share grant in 2024 represents a three-year award opportunity for the period of 2024-2026 and, if earned, vests fully (to the extent earned) in the first quarter of 2027).
The Company grants performance shares (non-vested shares) to officers and key employees. Performance share awards are subject to a 3 year cliff vesting period in addition to certain revenue and adjusted EBITDA targets and a total shareholder return multiplier, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned RSU and performance share compensation is amortized to expense, when probable, over the applicable vesting periods.
The following table shows a summary of non-vested shares for the three months ended March 31, 2024:

	Number of Shares		Weighted-Average Grant Date Fair Value
	Restricted Stock Units	Performance Shares	Restricted Stock Units	Performance Shares
Non-vested at December 31, 2023	3.6	0.1	$28.24	$43.78
Converted	—	—	—	—
Granted	1.0	0.1	39.31	43.68
Vested	(0.7)	(0.1)	35.14	48.89
Cancelled	—	—	—	—
Non-vested at March 31, 2024	3.9	0.1	$29.62	$41.58
All Plans
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated and combined statements of operations were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Direct costs	$9.0	$3.6
Selling, general and administrative expenses	4.5	2.7
Total stock compensation expense	$13.5	$6.3

Income tax benefits	$2.0	$1.1

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Unrecognized Compensation Cost
As of March 31, 2024, there was $119.3 of total unrecognized compensation cost related to non-vested stock options, restricted stock units and performance share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.0 years and will be included in cost of revenues and selling, general and administrative expenses.

13.    TRANSACTIONS WITH FORMER PARENT
Prior to the Separation on June 30, 2023, the condensed consolidated and combined financial statements were prepared on a standalone basis and were derived from the condensed consolidated financial statements and accounting records of Labcorp. The following discussion summarizes activity between the Company and Labcorp. This activity, which occurred prior to the Separation, is included in the condensed combined financial statements.
Allocation of General Corporate and Other Expenses
Prior to the Separation, the Company’s condensed consolidated and combined statements of operations included expenses for certain centralized functions and other programs provided and administered by Labcorp that were charged directly to the Company. In addition, for purposes of preparing these condensed consolidated and combined financial statements on a carve-out basis, a portion of Labcorp’s total corporate expenses were allocated to the Company. See Note 1 - Basis of Financial Statement Presentation for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis. Some of these services continue to be provided by Labcorp to the Company on a temporary basis under the Transition Services Agreement.
The following table is a summary of corporate and other allocations for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Direct costs	$41.2
Selling, general and administrative expenses	55.1
Restructuring and other charges	0.1
Foreign exchange gain (loss)	(1.0)
Corporate and other allocations	$95.4
Included in the aforementioned amounts are $73.4 related to costs for certain centralized functions and programs provided and administered by Labcorp that are charged directly to the Company for the three months ended March 31, 2023. In addition, a portion of Labcorp’s total corporate expenses were allocated to the Company for services from Labcorp. These costs were $22.0 for the three months ended March 31, 2023. The allocations of foreign exchange gain (loss) represent the allocation of the results of hedging activities performed by Labcorp on behalf of the Company prior to the Separation.
The Company had arrangements with third parties where the services are subcontracted to Labcorp (and its affiliates that were not part of the transaction). The Company’s direct costs include services purchased from Labcorp for commercial contracts totaling $21.7 for the three months ended March 31, 2023.
Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company during the three months ended March 31, 2023. The amounts that have been or will be incurred post-Separation on a stand-alone basis, could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Hedging Activities
Prior to the Separation, the Company did not enter into any derivative contracts with external counterparties. However, Labcorp entered into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts did not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. Earnings related to these contracts were included in the condensed consolidated and combined statements of operations as part of corporate allocations. Refer to Note 8 - Derivative Instruments and Hedging Activities, for information regarding derivative contracts entered into after Separation.
Net Transfers To and From Labcorp
Net transfers to and from Labcorp are included within Former Parent company investment on the condensed consolidated and combined statements of changes in equity. The components of the transfers to and from Labcorp during the three months ended March 31, 2023 were as follows:

Three Months Ended March 31, 2023
General financing activities	$(63.4)
Corporate allocations	87.9
Stock compensation expense	6.7
Total net transfers (to) from Former Parent	$31.2
14.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2024	2023
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$44.6	$—
Income taxes, net of refunds	5.4	4.6
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	(0.5)	(0.1)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
15.     IMMATERIAL FINANCIAL RESTATEMENT AND RECLASSIFICATIONS TO PRIOR PERIOD FINANCIAL STATEMENTS
As discussed in Note 1 - Basis of Financial Statement Presentation the Company identified errors in the consolidated and combined financial statements of prior periods. A summary of the corrections to the impacted financial statement line items in the previously issued Consolidated Balance Sheet as of December 31, 2023, and the Consolidated and Combined Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows as of and for the years ended December 31, 2023 and 2022, included in the previously filed Annual Report on Form 10-K, is provided below.
A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Condensed Consolidated and Combined Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for the quarterly periods ended March 31, June 30 and September 30 of 2023, which were previously filed in 2023, are also provided below.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONSOLIDATED BALANCE SHEET

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	As Restated and Reclassified
ASSETS
Current assets:
Cash and cash equivalents	$108.6	$—	$108.6	$—	$108.6
Accounts receivable and unbilled services, net	1,052.1	(3.2)	1,048.9	(60.4)	988.5
Prepaid expenses and other	92.4	0.9	93.3	(8.7)	84.6
Current assets held for sale from discontinued operations	—	—	—	69.1	69.1
Total current assets	1,253.1	(2.3)	1,250.8	—	1,250.8
Property, plant and equipment, net	220.9	(7.7)	213.2	(40.6)	172.6
Goodwill, net	2,029.3	(13.4)	2,015.9	(276.5)	1,739.4
Intangible assets, net	771.2	—	771.2	(43.1)	728.1
Deferred income taxes	3.2	—	3.2	—	3.2
Other assets, net	79.5	(1.2)	78.3	(8.6)	69.7
Long-term assets held for sale from discontinued operations	—	—	—	368.8	368.8
Total assets	$4,357.2	$(24.6)	$4,332.6	$—	$4,332.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132.8	$4.6	$137.4	$(4.5)	$132.9
Accrued expenses and other current liabilities	356.1	(3.3)	352.8	(17.3)	335.5
Unearned revenue	241.4	1.2	242.6	(28.4)	214.2
Current portion of long-term debt	26.1	—	26.1	—	26.1
Short-term operating lease liabilities	19.5	—	19.5	(2.3)	17.2
Current liabilities held for sale from discontinued operations	—	—	—	52.5	52.5
Total current liabilities	775.9	2.5	778.4	—	778.4
Long-term debt, less current portion	1,565.9	—	1,565.9	—	1,565.9
Operating lease liabilities	66.5	—	66.5	(3.7)	62.8
Deferred income taxes and other tax liabilities	148.8	(1.1)	147.7	—	147.7
Other liabilities	61.3	(1.3)	60.0	(27.9)	32.1
Long-term liabilities held for sale from discontinued operations	—	—	—	31.6	31.6
Total liabilities	$2,618.4	$0.1	$2,618.5	$—	$2,618.5
Commitments and contingent liabilities
Equity
Former parent investment	—	—	—	—	—
Common stock	0.1	—	0.1	—	0.1
Additional paid-in capital	2,006.2	(8.2)	1,998.0	—	1,998.0
Accumulated deficit	(49.1)	(19.4)	(68.5)	—	(68.5)
Accumulated other comprehensive loss	(218.4)	2.9	(215.5)	—	(215.5)
Total equity	$1,738.8	$(24.7)	$1,714.1	$—	$1,714.1
Total liabilities and equity	$4,357.2	$(24.6)	$4,332.6	$—	$4,332.6

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED COMBINED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$764.2	$(0.5)	$763.7	$(69.8)	$—	$693.9
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	636.2	—	636.2	(46.1)	(48.6)	541.5
Selling, general and administrative expenses, exclusive of depreciation and amortization	78.0	5.2	83.2	(15.0)	48.6	116.8
Depreciation and amortization	22.8	0.3	23.1	(2.2)	—	20.9
Restructuring and other charges	1.2	—	1.2	(0.6)	—	0.6
Total costs and expenses	738.2	5.5	743.7	(63.9)	—	679.8
Operating income (loss)	26.0	(6.0)	20.0	(5.9)	—	14.1
Other income (expense):
Interest income	—	—	—	—	0.1	0.1
Foreign exchange gain (loss)	(5.5)	—	(5.5)	0.3	—	(5.2)
Other, net	0.6	—	0.6	—	(0.1)	0.5
Income (loss) before income taxes	21.1	(6.0)	15.1	(5.6)	—	9.5
Provision for (benefit from) income taxes	3.7	(1.1)	2.6	(1.1)	—	1.5
Net income	$17.4	$(4.9)	$12.5	$(4.5)	$—	$8.0

Earnings per common share
Basic - continuing operations	$0.20		$0.14			$0.09
Basic - discontinued operations	$—		$—			$0.05
Basic	$0.20		$0.14			$0.14

Diluted - continuing operations	$0.20		$0.14			$0.09
Diluted - discontinued operations	$—		$—			$0.05
Diluted	$0.20		$0.14			$0.14

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$793.0	$(3.1)	$789.9	$(64.8)	$—	$725.1
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	649.4	(1.2)	648.2	(44.3)	(35.2)	568.7
Selling, general and administrative expenses, exclusive of depreciation and amortization	80.8	(5.4)	75.4	(12.8)	35.2	97.8
Depreciation and amortization	25.1	0.4	25.5	(2.1)	—	23.4
Restructuring and other charges	3.9	—	3.9	(0.3)	—	3.6
Total costs and expenses	759.2	(6.2)	753.0	(59.5)	—	693.5
Operating income (loss)	33.8	3.1	36.9	(5.3)	—	31.6
Other income (expense):
Interest expense	(0.7)	—	(0.7)	—	—	(0.7)
Foreign exchange gain (loss)	5.4	(0.2)	5.2	—	—	5.2
Other, net	0.4	—	0.4	0.1	—	0.5
Income (loss) before income taxes	38.9	2.9	41.8	(5.2)	—	36.6
Provision for (benefit from) income taxes	10.6	0.4	11.0	0.6	—	11.6
Net income	$28.3	$2.5	$30.8	$(5.8)	$—	$25.0

Earnings per common share:
Basic - continuing operations	$0.32		$0.35			$0.28
Basic - discontinued operations	$—		$—			$0.07
Basic	$0.32		$0.35			$0.35

Diluted - continuing operations	$0.32		$0.35			$0.28
Diluted - discontinued operations	$—		$—			$0.07
Diluted	$0.32		$0.35			$0.35

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$1,557.2	$(3.6)	$1,553.6	$(134.6)	$—	$1,419.0
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	1,285.6	(1.2)	1,284.4	(90.4)	(83.8)	1,110.2
Selling, general and administrative expenses, exclusive of depreciation and amortization	158.8	(0.2)	158.6	(27.8)	83.8	214.6
Depreciation and amortization	47.9	0.7	48.6	(4.3)	—	44.3
Restructuring and other charges	5.1	—	5.1	(0.9)	—	4.2
Total costs and expenses	1,497.4	(0.7)	1,496.7	(123.4)	—	1,373.3
Operating income (loss)	59.8	(2.9)	56.9	(11.2)	—	45.7
Other income (expense):
Interest expense	(0.7)	—	(0.7)	—	0.1	(0.6)
Foreign exchange gain (loss)	(0.1)	(0.2)	(0.3)	0.3	—	—
Other, net	1.0	—	1.0	0.1	(0.1)	1.0
Income (loss) before income taxes	60.0	(3.1)	56.9	(10.8)	—	46.1
Provision for (benefit from) income taxes	14.3	(0.7)	13.6	(0.5)	—	13.1
Net income	$45.7	$(2.4)	$43.3	$(10.3)	$—	$33.0

Earnings per common share:
Basic - continuing operations	$0.51		$0.49			$0.37
Basic - discontinued operations	$—		$—			$0.12
Basic	$0.51		$0.49			$0.49

Diluted - continuing operations	$0.51		$0.49			$0.37
Diluted - discontinued operations	$—		$—			$0.12
Diluted	$0.51		$0.49			$0.49

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$776.4	$0.8	$777.2	$(63.4)	$—	$713.8
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	647.3	1.4	648.7	(44.8)	(40.1)	563.8
Selling, general and administrative expenses, exclusive of depreciation and amortization	78.9	(0.1)	78.8	(12.1)	40.1	106.8
Depreciation and amortization	24.6	0.4	25.0	(2.2)	—	22.8
Restructuring and other charges	11.6	—	11.6	(1.5)	—	10.1
Total costs and expenses	762.4	1.7	764.1	(60.6)	—	703.5
Operating income (loss)	14.0	(0.9)	13.1	(2.8)	—	10.3
Other income (expense):
Interest expense	(34.6)	—	(34.6)	—	—	(34.6)
Foreign exchange gain (loss)	(0.9)	(0.2)	(1.1)	(0.1)	—	(1.2)
Other, net	3.6	—	3.6	—	—	3.6
Income (loss) before income taxes	(17.9)	(1.1)	(19.0)	(2.9)	—	(21.9)
Provision for (benefit from) income taxes	(4.8)	(0.2)	(5.0)	(0.8)	—	(5.8)
Net loss	$(13.1)	$(0.9)	$(14.0)	$(2.1)	$—	$(16.1)

Earnings (loss) per common share:
Basic - continuing operations	$(0.15)		$(0.16)			$(0.18)
Basic - discontinued operations	$—		$—			$0.02
Basic	$(0.15)		$(0.16)			$(0.16)

Diluted - continuing operations	$(0.15)		$(0.16)			$(0.18)
Diluted - discontinued operations	$—		$—			$0.02
Diluted	$(0.15)		$(0.16)			$(0.16)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$2,333.6	$(2.8)	$2,330.8	$(198.0)	$—	$2,132.8
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	1,932.9	0.2	1,933.1	(135.2)	(123.9)	1,674.0
Selling, general and administrative expenses, exclusive of depreciation and amortization	237.7	(0.3)	237.4	(39.9)	123.9	321.4
Depreciation and amortization	72.5	1.1	73.6	(6.5)	—	67.1
Restructuring and other charges	16.7	—	16.7	(2.4)	—	14.3
Total costs and expenses	2,259.8	1.0	2,260.8	(184.0)	—	2,076.8
Operating income (loss)	73.8	(3.8)	70.0	(14.0)	—	56.0
Other income (expense):
Interest expense	(35.3)	—	(35.3)	—	0.1	(35.2)
Foreign exchange gain (loss)	(1.0)	(0.4)	(1.4)	0.2	—	(1.2)
Other, net	4.6	—	4.6	0.1	(0.1)	4.6
Income (loss) before income taxes	42.1	(4.2)	37.9	(13.7)	—	24.2
Provision for (benefit from) income taxes	9.5	(0.9)	8.6	(1.3)	—	7.3
Net income	$32.6	$(3.3)	$29.3	$(12.4)	$—	$16.9

Earnings per common share:
Basic - continuing operations	$0.37		$0.33			$0.19
Basic - discontinued operations	$—		$—			$0.14
Basic	$0.37		$0.33			$0.33

Diluted - continuing operations	$0.37		$0.33			$0.19
Diluted - discontinued operations	$—		$—			$0.14
Diluted	$0.37		$0.33			$0.33

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$3,109.0	$(3.2)	$3,105.8	$(263.3)	$—	$2,842.5
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	2,588.6	0.9	2,589.5	(176.8)	(160.8)	2,251.9
Selling, general and administrative expenses, exclusive of depreciation and amortization	336.6	3.6	340.2	(52.9)	160.8	448.1
Depreciation and amortization	96.4	1.6	98.0	(8.7)	—	89.3
Long-lived and goodwill asset impairments	—	13.4	13.4	(13.4)	—	—
Restructuring and other charges	24.3	—	24.3	(3.1)	—	21.2
Total costs and expenses	3,045.9	19.5	3,065.4	(254.9)	—	2,810.5
Operating income (loss)	63.1	(22.7)	40.4	(8.4)	—	32.0
Other income (expense):
Interest expense	(69.8)	—	(69.8)	—	0.1	(69.7)
Foreign exchange gain (loss)	0.9	(0.8)	0.1	0.2	—	0.3
Other, net	6.9	—	6.9	0.1	(0.1)	6.9
Income (loss) before income taxes	1.1	(23.5)	(22.4)	(8.1)	—	(30.5)
Provision for (benefit from) income taxes	4.5	(1.7)	2.8	(1.6)	—	1.2
Net loss	$(3.4)	$(21.8)	$(25.2)	$(6.5)	$—	$(31.7)

Earnings (loss) per common share:
Basic - continuing operations	$(0.04)		$(0.29)			$(0.36)
Basic - discontinued operations	$—		$—			$0.07
Basic	$(0.04)		$(0.29)			$(0.29)

Diluted - continuing operations	$(0.04)		$(0.29)			$(0.36)
Diluted - discontinued operations	$—		$—			$0.07
Diluted	$(0.04)		$(0.29)			$(0.29)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
COMBINED STATEMENT OF OPERATIONS

	Year-Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$3,096.1	$—	$3,096.1	$(259.1)	$—	$2,837.0
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	2,447.4	5.0	2,452.4	(155.5)	(184.3)	2,112.6
Selling, general and administrative expenses, exclusive of depreciation and amortization	279.8	2.2	282.0	(50.2)	184.3	416.1
Depreciation and amortization	92.7	0.9	93.6	(8.1)	—	85.5
Long-lived and goodwill asset impairments	9.8	—	9.8	—	—	9.8
Restructuring and other charges	30.5	—	30.5	(4.6)	—	25.9
Total costs and expenses	2,860.2	8.1	2,868.3	(218.4)	—	2,649.9
Operating income (loss)	235.9	(8.1)	227.8	(40.7)	—	187.1
Other income (expense):
Interest expense	(0.2)	—	(0.2)	—	—	(0.2)
Foreign exchange gain (loss)	(0.9)	(0.7)	(1.6)	(0.4)	—	(2.0)
Other, net	2.2	—	2.2	(0.1)	—	2.1
Income (loss) before income taxes	237.0	(8.8)	228.2	(41.2)	—	187.0
Provision for (benefit from) income taxes	44.1	(2.1)	42.0	(0.9)	—	41.1
Net income	$192.9	$(6.7)	$186.2	$(40.3)	$—	$145.9

Earnings per common share
Basic - continuing operations	$2.17		$2.09			$1.64
Basic - discontinued operations	$—		$—			$0.45
Basic	$2.17		$2.09			$2.09

Diluted - continuing operations	$2.17		$2.09			$1.64
Diluted - discontinued operations	$—		$—			$0.45
Diluted	$2.17		$2.09			$2.09

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
Net income	$17.4	$(4.9)	$12.5
Foreign currency translation adjustments	18.9	0.2	19.1
Other comprehensive income (loss) before tax	18.9	0.2	19.1
Provision for income tax related to items of comprehensive income	—	—	—
Other comprehensive income, net of tax	18.9	0.2	19.1
Comprehensive income	$36.3	$(4.7)	$31.6
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
Net income	$28.3	$2.5	$30.8
Foreign currency translation adjustments	29.5	0.4	29.9
Net benefit plan adjustments	2.1	—	2.1
Other comprehensive income, before tax	31.6	0.4	32.0
Provision for income tax related to items of comprehensive income	—	—	—
Other comprehensive income, net of tax	31.6	0.4	32.0
Comprehensive income	$59.9	$2.9	$62.8
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
Net income	$45.7	$(2.4)	$43.3
Foreign currency translation adjustments	48.4	0.6	49.0
Net benefit plan adjustments	2.1	—	2.1
Other comprehensive income, before tax	50.5	0.6	51.1
Provision for income tax related to items of comprehensive income	—	—	—
Other comprehensive income, net of tax	50.5	0.6	51.1
Comprehensive income	$96.2	$(1.8)	$94.4
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
Net loss	$(13.1)	$(0.9)	$(14.0)
Foreign currency translation adjustments	(56.0)	0.4	(55.6)
Unrealized gain on derivative instruments	1.6	—	1.6
Other comprehensive loss, before tax	(54.4)	0.4	(54.0)
Provision for income tax related to items of comprehensive loss	(0.4)	—	(0.4)
Other comprehensive loss, net of tax	(54.8)	0.4	(54.4)
Comprehensive loss	$(67.9)	$(0.5)	$(68.4)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
Net income	$32.6	$(3.3)	$29.3
Foreign currency translation adjustments	(7.6)	1.0	(6.6)
Net benefit plan adjustments	2.1	—	2.1
Unrealized gain on derivative instruments	1.6	—	1.6
Other comprehensive loss, before tax	(3.9)	1.0	(2.9)
Provision for income tax related to items of comprehensive loss	(0.4)	—	(0.4)
Other comprehensive loss, net of tax	(4.3)	1.0	(3.3)
Comprehensive income	$28.3	$(2.3)	$26.0
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Restated
Net loss	$(3.4)	$(21.8)	$(25.2)
Foreign currency translation adjustments	57.6	1.7	59.3
Net benefit plan adjustments	1.2	—	1.2
Unrealized gain on derivative instruments	(1.9)	—	(1.9)
Other comprehensive income, before tax	56.9	1.7	58.6
Provision (benefit) for income tax related to items of comprehensive income	0.7	—	0.7
Other comprehensive income, net of tax	57.6	1.7	59.3
Comprehensive income	$54.2	$(20.1)	$34.1
COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated
Net income	$192.9	$(6.7)	$186.2
Foreign currency translation adjustments	(127.0)	0.9	(126.1)
Net benefit plan adjustments	(0.6)	—	(0.6)
Other comprehensive loss, before tax	(127.6)	0.9	(126.7)
Provision for income tax related to items of comprehensive loss	—	—	—
Other comprehensive loss, net of tax	(127.6)	0.9	(126.7)
Comprehensive income	$65.3	(5.8)	59.5

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Previously reported
Balance at December 31, 2022	—	$—	$—	$3,618.6	$—	$(276.0)	$3,342.6
Net income	—	—	—	17.4	—	—	17.4
Other comprehensive income, net of tax	—	—	—	—	—	18.9	18.9
Net transfers from Former Parent	—	—	—	26.6	—	—	26.6
Balance at March 31, 2023	—	—	—	3,662.6	—	(257.1)	3,405.5
Net income	—	—	—	28.3	—	—	28.3
Other comprehensive income, net of tax	—	—	—	—	—	31.6	31.6
Special payment to Former Parent	—	—	—	(1,595.0)	—	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(119.4)	—	—	(119.4)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,976.5	(1,976.5)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Balance at June 30, 2023	88.8	0.1	1,976.5	—	—	(225.5)	1,751.1
Net loss	—	—	—	—	(13.1)	—	(13.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(54.8)	(54.8)
Stock compensation	—	—	11.1	—	—	—	11.1
Balance at September 30, 2023	88.8	$0.1	$1,987.6	$—	$(13.1)	$(280.3)	$1,694.3
Adjustments
Balance at December 31, 2022	—	$—	$—	$(3.8)	$—	$1.2	$(2.6)
Net income	—	—	—	(4.9)	—	—	(4.9)
Other comprehensive income, net of tax	—	—	—	—	—	0.2	0.2
Net transfers from Former Parent	—	—	—	4.6	—	—	4.6
Balance at March 31, 2023	—	—	—	(4.1)	—	1.4	(2.7)
Net income	—	—	—	2.5	—	—	2.5
Other comprehensive income, net of tax	—	—	—	—	—	0.4	0.4
Net transfers to Former Parent	—	—	—	(3.5)	—	—	(3.5)
Reclassification of Former Parent investment to additional paid-in capital	—	—	(5.1)	5.1	—	—	—
Balance at June 30, 2023	—	—	(5.1)	—	—	1.8	(3.3)
Net loss	—	—	—	—	(0.9)	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	—	0.4	0.4
Balance at September 30, 2023	—	$—	$(5.1)	$—	$(0.9)	$2.2	$(3.8)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
As Restated
Balance at December 31, 2022	—	$—	$—	$3,614.8	$—	$(274.8)	$3,340.0
Net income	—	—	—	12.5	—	—	12.5
Other comprehensive income, net of tax	—	—	—	—	—	19.1	19.1
Net transfers from Former Parent	—	—	—	31.2	—	—	31.2
Balance at March 31, 2023	—	—	—	3,658.5	—	(255.7)	3,402.8
Net income	—	—	—	30.8	—	—	30.8
Other comprehensive income, net of tax	—	—	—	—	—	32.0	32.0
Special payment to Former Parent	—	—	—	(1,595.0)	—	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(122.9)	—	—	(122.9)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,971.4	(1,971.4)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Balance at June 30, 2023	88.8	0.1	1,971.4	—	—	(223.7)	1,747.8
Net loss	—	—	—	—	(14.0)	—	(14.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(54.4)	(54.4)
Stock compensation	—	—	11.1	—	—	—	11.1
Balance at September 30, 2023	88.8	$0.1	$1,982.5	$—	$(14.0)	$(278.1)	$1,690.5

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Previously reported
Balance at December 31, 2022	—	$—	$—	$3,618.6	$—	$(276.0)	$3,342.6
Net loss	—	—	—	45.7	(49.1)	—	(3.4)
Other comprehensive income, net of tax	—	—	—	—	—	57.6	57.6
Special payment to Former Parent	—	—	—	(1,595.0)	—	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(89.7)	—	—	(89.7)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,979.6	(1,979.6)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Stock compensation	—	—	26.6	—	—	—	26.6
Balance at December 31, 2023	88.8	$0.1	$2,006.2	$—	$(49.1)	$(218.4)	$1,738.8
Adjustments
Balance at December 31, 2022	—	—	—	(3.8)	—	1.2	(2.6)
Net loss	—	—	—	(2.4)	(19.4)	—	(21.8)
Other comprehensive income, net of tax	—	—	—	—	—	1.7	1.7
Net transfers to Former Parent	—	—	—	(2.0)	—	—	(2.0)
Reclassification of Former Parent investment to additional paid-in capital	—	—	(8.2)	8.2	—	—	—
Balance at December 31, 2023	—	$—	$(8.2)	$—	$(19.4)	$2.9	$(24.7)
As Restated
Balance at December 31, 2022	—	—	—	3,614.8	—	(274.8)	3,340.0
Net loss	—	—	—	43.3	(68.5)	—	(25.2)
Other comprehensive income, net of tax	—	—	—	—	—	59.3	59.3
Special payment to Former Parent	—	—	—	(1,595.0)	—	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(91.7)	—	—	(91.7)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,971.4	(1,971.4)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Stock compensation	—	—	26.6	—	—	—	26.6
Balance at December 31, 2023	88.8	$0.1	$1,998.0	$—	$(68.5)	$(215.5)	$1,714.1

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
COMBINED STATEMENT OF CHANGES IN EQUITY

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Previously reported
Balance at December 31, 2021	—	$—	$—	$3,409.0	$—	$(148.4)	$3,260.6
Net income	—	—	—	192.9	—	—	192.9
Other comprehensive loss, net of tax	—	—	—	—	—	(127.6)	(127.6)
Net transfers to Former Parent	—	—	—	16.7	—	—	16.7
Balance at December 31, 2022	—	—	—	3,618.6	—	(276.0)	3,342.6
Adjustments
Balance at December 31, 2021	—	—	—	0.5	—	0.3	0.8
Net income	—	—	—	(6.7)	—	—	(6.7)
Other comprehensive loss, net of tax	—	—	—	—	—	0.9	0.9
Net transfers to Former Parent	—	—	—	2.4	—	—	2.4
Balance at December 31, 2022	—	—	—	(3.8)	—	1.2	(2.6)
As Restated
Balance at December 31, 2021	—	—	—	3,409.5	—	(148.1)	3,261.4
Net income	—	—	—	186.2	—	—	186.2
Other comprehensive loss, net of tax	—	—	—	—	—	(126.7)	(126.7)
Net transfers to Former Parent	—	—	—	19.1	—	—	19.1
Balance at December 31, 2022	—	$—	$—	$3,614.8	$—	$(274.8)	$3,340.0

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED COMBINED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17.4	$(4.9)	$12.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22.8	0.3	23.1
Stock compensation	6.7	—	6.7
Operating lease right-of-use asset expense	7.8	—	7.8
Goodwill and other asset impairments	—	—	—
Deferred income taxes	(3.7)	0.1	(3.6)
Other, net	0.8	0.1	0.9
Change in assets and liabilities (net of effects of acquisitions):
Decrease in accounts receivable and unbilled services, net	26.8	0.5	27.3
Increase in prepaid expenses and other	(18.6)	(0.5)	(19.1)
Increase in accounts payable	20.9	(0.5)	20.4
Decrease in deferred revenue	(13.9)	1.0	(12.9)
Decrease in accrued expenses and other	(63.6)	(1.5)	(65.1)
Net cash provided by (used for) operating activities	3.4	(5.4)	(2.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.2)	—	(16.2)
Proceeds from sale of assets	—	—	—
Net cash used for investing activities	(16.2)	—	(16.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Parent	19.9	4.6	24.5
Net cash provided by financing activities	19.9	4.6	24.5
Effect of exchange rate changes on cash and cash equivalents	1.1	0.4	1.5
Net change in cash and cash equivalents	8.2	(0.4)	7.8
Cash and cash equivalents at beginning of period	112.0	(1.6)	110.4
Cash and cash equivalents at end of period	$120.2	$(2.0)	$118.2
The cash flows related to discontinued operations have not been segregated and are included in the adjusted and restated statements of cash flows included above.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45.7	$(2.4)	$43.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47.9	0.7	48.6
Stock compensation	16.1	—	16.1
Operating lease right-of-use asset expense	14.3	—	14.3
Deferred income taxes	(3.9)	(0.6)	(4.5)
Other, net	6.5	—	6.5
Change in assets and liabilities (net of effects of acquisitions):
Decrease in accounts receivable and unbilled services, net	7.8	3.6	11.4
Increase in prepaid expenses and other	(16.0)	(1.2)	(17.2)
Increase in accounts payable	23.7	(3.8)	19.9
Decrease in deferred revenue	(7.7)	2.2	(5.5)
Increase in accrued expenses and other	19.8	(4.6)	15.2
Net cash provided by operating activities	154.2	(6.1)	148.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.8)	—	(25.8)
Proceeds from sale of assets	0.3	—	0.3
Net cash used for investing activities	(25.5)	—	(25.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	—	—
Payments on revolving credit facilities	—	—	—
Proceeds from term loans	1,061.4	—	1,061.4
Proceeds from issuance of senior notes	570.0	—	570.0
Debt issuance costs	(26.4)	—	(26.4)
Principal payments of long-term debt	—	—	—
Special payment to Former Parent	(1,595.0)	—	(1,595.0)
Net transfers from Parent	(136.7)	1.3	(135.4)
Net cash used for financing activities	(126.7)	1.3	(125.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	1.0	1.3
Net change in cash and cash equivalents	2.3	(3.8)	(1.5)
Cash and cash equivalents at beginning of period	112.0	(1.6)	110.4
Cash and cash equivalents at end of period	$114.3	$(5.4)	$108.9
The cash flows related to discontinued operations have not been segregated and are included in the adjusted and restated statements of cash flows included above.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32.6	$(3.3)	$29.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72.5	1.1	73.6
Stock compensation	27.2	—	27.2
Operating lease right-of-use asset expense	20.9	—	20.9
Goodwill and other asset impairments	—	—	—
Deferred income taxes	(12.7)	(0.6)	(13.3)
Other, net	3.5	—	3.5
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable and unbilled services, net	(26.6)	3.5	(23.1)
Increase in prepaid expenses and other	(3.1)	3.7	0.6
Increase in accounts payable	47.3	(1.4)	45.9
Decrease in deferred revenue	(6.5)	0.5	(6.0)
Decrease in accrued expenses and other	(0.1)	(8.5)	(8.6)
Net cash provided by operating activities	155.0	(5.0)	150.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.9)	—	(30.9)
Proceeds from sale of assets	8.1	—	8.1
Net cash used for investing activities	(22.8)	—	(22.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	24.0	—	24.0
Payments on revolving credit facilities	(24.0)	—	(24.0)
Proceeds from term loans	1,061.4	—	1,061.4
Proceeds from issuance of senior notes	570.0	—	570.0
Debt issuance costs	(26.4)	—	(26.4)
Principal payments of long-term debt	(7.7)	—	(7.7)
Special payment to Former Parent	(1,595.0)	—	(1,595.0)
Net transfers from Parent	(136.7)	1.3	(135.4)
Net cash used for financing activities	(134.4)	1.3	(133.1)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	1.6	(0.7)
Net change in cash and cash equivalents	(4.5)	(2.1)	(6.6)
Cash and cash equivalents at beginning of period	112.0	(1.6)	110.4
Cash and cash equivalents at end of period	$107.5	$(3.7)	$103.8
The cash flows related to discontinued operations have not been segregated and are included in the adjusted and restated statements of cash flows included above.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3.4)	$(21.8)	$(25.2)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96.4	1.6	98.0
Stock compensation	42.7	—	42.7
Operating lease right-of-use asset expense	27.4	—	27.4
Goodwill and other asset impairments	—	13.4	13.4
Deferred income taxes	(40.5)	(1.1)	(41.6)
Other, net	(1.0)	—	(1.0)
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable and unbilled services, net	(28.8)	3.2	(25.6)
Increase in prepaid expenses and other	(2.0)	(1.4)	(3.4)
Increase in accounts payable	51.1	4.2	55.3
Decrease in deferred revenue	(3.4)	1.2	(2.2)
Increase in accrued expenses and other	28.9	1.7	30.6
Net cash provided by operating activities	167.4	1.0	168.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.3)	—	(40.3)
Proceeds from sale of assets	8.5	—	8.5
Net cash used for investing activities	(31.8)	—	(31.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	164.0	—	164.0
Payments on revolving credit facilities	(164.0)	—	(164.0)
Proceeds from term loans	1,061.4	—	1,061.4
Proceeds from issuance of senior notes	570.0	—	570.0
Debt issuance costs	(26.4)	—	(26.4)
Principal payments of long-term debt	(15.4)	—	(15.4)
Special payment to Former Parent	(1,595.0)	—	(1,595.0)
Net transfers from Parent	(133.6)	(1.8)	(135.4)
Net cash used for financing activities	(139.0)	(1.8)	(140.8)
Effect of exchange rate changes on cash and cash equivalents	—	2.4	2.4
Net change in cash and cash equivalents	(3.4)	1.6	(1.8)
Cash and cash equivalents at beginning of period	112.0	(1.6)	110.4
Cash and cash equivalents at end of period	$108.6	$—	$108.6
The cash flows related to discontinued operations have not been segregated and are included in the adjusted and restated statements of cash flows included above.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
COMBINED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192.9	$(6.7)	$186.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92.7	0.9	93.6
Stock compensation	25.4	—	25.4
Operating lease right-of-use asset expense	24.9	—	24.9
Goodwill and other asset impairments	9.8	—	9.8
Deferred income taxes	(16.5)	—	(16.5)
Other, net	4.1	—	4.1
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable and unbilled services, net	(105.0)	—	(105.0)
(Increase) decrease in prepaid expenses and other	(12.2)	3.1	(9.1)
Increase (decrease) in accounts payable	22.4	2.4	24.8
Increase (decrease) in deferred revenue	(32.5)	2.4	(30.1)
Increase (decrease) in accrued expenses and other	(118.5)	(6.9)	(125.4)
Net cash (used for) provided by operating activities	87.5	(4.8)	82.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54.4)	—	(54.4)
Proceeds from sale of assets	0.4	—	0.4
Net cash used for investing activities	(54.0)	—	(54.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers to Former Parent	(8.7)	2.4	(6.3)
Net cash used for financing activities	(8.7)	2.4	(6.3)
Effect of exchange rate changes on cash and cash equivalents	(7.4)	0.8	(6.6)
Net change in cash and cash equivalents	17.4	(1.6)	15.8
Cash and cash equivalents at beginning of period	94.6	—	94.6
Cash and cash equivalents at end of period	$112.0	$(1.6)	$110.4
The cash flows related to discontinued operations have not been segregated and are included in the adjusted and restated statements of cash flows included above.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
16.    SUBSEQUENT EVENTS
Receivables Securitization Program
On May 6, 2024, the Company entered into a three-year $300 account receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), who in turn, may sell receivables to PNC Bank, National Association. The facility is without recourse to the Company or any subsidiaries of the Company other than with respect to limited indemnity obligations of Fortrea Inc. in respect to the character of the receivables sold and as to the performance of its duties as servicer and a limited performance guaranty by the Company
The Receivables Facility is scheduled to terminate on May 6, 2027, unless terminated earlier pursuant to its terms.
Credit Agreement Amendment
On May 3, 2024, the Company entered into an amendment (the “Credit Amendment”) to modify certain financial covenants for additional flexibility under the Company’s credit agreement dated as of June 30, 2023 (the “Existing Credit Agreement”), among the Company, certain subsidiaries of the Company and Goldman Sachs Bank USA, as administrative agent and collateral agent,) governing the Company’s existing senior credit facility.
The Credit Amendment amended (i) the Company’s maximum quarterly Total Leverage Ratio (as defined in the Existing Credit Agreement) from 5.30:1.00 to 6.00:1.00 for the fiscal quarters ending on June 30 and September 30, 2024, decreasing to 5.75:1.00 for the fiscal quarters ending on December 31, 2024, and March 31, 2025, further decreasing to 5.50:1.00 for the fiscal quarter ending on June 30, 2025, and reverting to 5.30:1.00 thereafter, and (ii) adjusted the Company’s minimum quarterly Interest Coverage Ratio (as defined in the Existing Credit Agreement) from 2.00:1.00 to 1.70:1.00 for the fiscal quarters ending on June 30 and September 30, 2024, increasing to 1.80:1.00 for the fiscal quarters ending on December 31, 2024, and March 31, 2025, further increasing to 1.90:1.00 for the fiscal quarter ending on June 30, 2025, and reverting to 2.00:1.00 thereafter.
In consideration of these adjustments, the Company has agreed during the covenant adjustment period to certain additional limitations with respect to investments and restricted payments, and to apply net cash proceeds of the Company’s previously announced divestiture of its Fortrea Patient Access and Endpoint businesses to the repayment of senior indebtedness.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Prior to the spin-off (the “Spin” or “the Separation”), Fortrea existed and functioned as part of Laboratory Corporation of America Holdings, which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited combined financial statements and corresponding notes included in our Annual Report on Form 10-K (the “Form 10-K”) and our unaudited condensed consolidated and combined financial statements and corresponding notes in Item 1. “Financial Statements.” Unless otherwise noted, the following information and discussion relates to our continuing operations.
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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in the “Risk Factors” Section of our Form 10-K, as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: the risk that we may not realize some or all of the benefits expected to result from the Spin, or that such benefits are delayed; risks and consequences that are a result of the Spin; the impacts of becoming an independent public company; our reliance on Labcorp to provide financial reporting and other financial and accounting information for periods prior to the Spin through the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses throughout the transition period and beyond; the risk that establishment of our accounting, enterprise resource planning, and other management systems post the transition period could cost more or take longer than anticipated; our identification of existing material weaknesses in our internal control over financial reporting; the impact of the rebranding of the Company; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations and currency fluctuations; our customer or therapeutic area concentrations; any further deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate or the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; our ability to complete the divestiture of the Endpoint and Patient Access businesses on time or at all and our ability to realize the full purchase price and benefits of the transaction; and other factors described in the Form 10-K and from time to time in documents that we file with the SEC.
All forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. For a further discussion of the risks relating to our business, see the “Risk Factors” section of our Annual Report on Form 10-K.
Company Overview
Fortrea, a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development services to pharmaceutical, biotechnology and medical device customers. We offer customers highly flexible delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid Service structures. We have a rich history of providing clinical development services for over 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, we completed the Spin from Labcorp. We leverage our global scale, scientific expertise, clinical data insights, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to our customers. With what we believe is a distinctive market offering, Fortrea meets growing global demand for clinical development services.

Our team of approximately 16,000 employees from continuing operations conducts operations in approximately 90 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology and consulting services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product and medical device development process.
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
These expenses were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or other reasonable driver, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as IT and infrastructure. For a period following the Separation, however, some of these functions will be provided by Labcorp under the Transition Services Agreements.
The actual costs of services represented by these allocations may vary significantly from the amounts allocated to us in the accompanying financial statements.
Sale of Assets Relating to the Enabling Services Segment
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc. (the “Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which the Seller has agreed to sell, and to cause its affiliates to sell, certain assets relating to its Enabling Services Segment (the “Transaction”), including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The purchase price for the Transaction is $345.0, subject to customary purchase price adjustments, with $295.0 to be paid at closing and $50.0 to be paid upon achievement of certain transition-related milestones. The Transaction is targeted to close in the second quarter of 2024, subject to customary closing conditions and government approvals, as well as the parties entering into certain services and operating agreements. The decision to sell such assets relating to the Enabling Services segment represented a strategic shift that had a significant effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets related to the Enabling Services segment as assets from discontinued operations and liabilities from discontinued operations on the condensed consolidated and combined balance sheets as of March 31, 2024 and December 31, 2023. The operations of the Enabling Services segment have been classified as income from discontinued operations on the condensed consolidated and combined statements of operations for all periods presented.
Backlog and Net New Business
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog revenue that has been recognized as revenue in our statements of operations. Our backlog was $7.4 billion as of March 31, 2024.
We do not believe that, as a sole measure, our backlog is a consistent indicator of future revenue because it has been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the contract award reflected in our backlog. If a customer cancels a contract, we generally will be reimbursed for the costs we have incurred. For a further discussion of the risks relating to our business, see the “Risk Factors” section of our Annual Report on Form 10-K.
RESULTS OF CONTINUING OPERATIONS
Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Three Months Ended March 31,
	2024	2023	Change
Revenues	$662.1	$693.9	(4.6)%
The Company’s revenues for the three months ended March 31, 2024 were $662.1, a decrease of 4.6% from revenues of $693.9 in the corresponding period in 2023. The change in revenues was due to a decrease in organic revenues of 4.7% offset by a favorable foreign currency translation of 0.1%. The Company defines organic growth as the change in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 4.7% decrease in organic revenues was primarily driven by lower service revenues resulting from the quantity and burn rate of new business wins pre-Spin, and the challenges of mix, partially offset by increased pass through revenues.
Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2024	2023	Change
Direct costs	$554.2	$541.5	2.3%
Direct costs as a % of revenues	83.7%	78.0%
Direct costs increased 2.3% during the three months ended March 31, 2024 as compared with the corresponding period in 2023. Direct costs increased as a percentage of revenues to 83.7% during the three months ended March 31, 2024 as compared to 78.0% in the corresponding period in 2023. The increase in direct costs was primarily due to higher pass through costs. Pass through costs are paid by the customer resulting in revenue fully offset by these direct costs.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2024	2023	Change
Selling, general and administrative expenses	$120.1	$116.8	2.8%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions. Selling, general and administrative expenses increased by 2.8% during the three months ended March 31, 2024 as compared with the corresponding period in 2023. The increase was primarily due to an increase in personnel costs as a stand-alone company, transition service agreement costs, and professional fees, partially offset by the removal of Former Parent corporate allocations and decreased credit loss provisions.
Depreciation Expense

	Three Months Ended March 31,
	2024	2023	Change
Depreciation expense	$6.6	$5.9	11.9%
The increase in depreciation expense for the three months ended March 31, 2024, as compared to the corresponding periods in 2023, was due to the increase of property, plant and equipment, primarily IT assets, as part of the Spin.
Amortization Expense

	Three Months Ended March 31,
	2024	2023	Change
Amortization of intangibles and other assets	$15.3	$15.0	2.0%
The increase in amortization of intangibles and other assets during the three months ended March 31, 2024, as compared to the corresponding period in 2023, was not significant.
Restructuring and Other Charges

	Three Months Ended March 31,
	2024	2023	Change
Restructuring and other charges	$3.3	$0.6	450.0%
During the three months ended March 31, 2024, the Company recorded net restructuring charges of $3.3, which are reflected within restructuring and other charges in the condensed consolidated and combined statements of operations. These charges are associated with Company actions to reduce overcapacity, align resources, and restructure certain operations and include eliminating redundant positions and aligning resources for cost improvement and to meet customer requirements.
During the three months ended March 31, 2023, the Company recorded net restructuring charges of $0.6. These costs were associated with general cost improvement and headcount reduction initiatives at various locations around the world.
Interest Expense

	Three Months Ended March 31,
	2024	2023	Change
Interest expense	$34.3	$(0.1)	34,400%
The increase in interest expense for the three months ended March 31, 2024, as compared with the corresponding period in 2023, is primarily due to the incurrence of indebtedness, consisting of borrowings under senior secured term loan facilities and senior secured notes.
Foreign Exchange Gain (Loss)

	Three Months Ended March 31,
	2024	2023	Change
Foreign exchange gain (loss)	$(5.3)	$(5.2)	1.9%

The foreign exchange loss for the three months ended March 31, 2024 and 2023 was primarily due to the relative weakening of the U.S. Dollar against the British Pound and the Euro.
Income Tax Expense

	Three Months Ended March 31,
	2024	2023
Income tax expense	$4.1	$1.5
Income tax expense as a % of income before tax	5.4%	15.8%
For the three months ended March 31, 2024, the Company's effective tax rate was 5.4% compared to the 2023 tax rate of 15.8%. The fluctuations in the quarter-to-date period were primarily due to a change in valuation allowance, the geographic mix of earnings and non-deductible compensation expenses.
The Organization for Economic Cooperation and Development (“OECD”) has introduced new global minimum tax regulations, known as Pillar Two, that began to come into effect on January 1, 2024. We are monitoring this development and evaluating its potential impact on our tax rate and eligibility to qualify for the safe harbor provisions. For 2024, we currently anticipate meeting the transitional safe harbors in all jurisdictions and do not expect a material impact to our financial statements.
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we have incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 7 - Debt to our condensed consolidated and combined financial statements above. We previously entered into an accounts receivable purchase program (“ARPP”), which established a receivables factoring facility that permits the Company to sell up to $80.0 in customer receivables to a financial institution based on the availability of certain eligible receivables and the satisfaction of certain conditions. As of March 31, 2024, the Company had no outstanding factored customer receivables, and the ARPP was terminated in May 2024.
We believe our existing cash and cash flows generated from operations, plus existing credit facilities, will be sufficient to cover the needs of our current and planned operations for at least the next 12 months. From time to time, we routinely evaluate strategic opportunities, including potential acquisitions, joint ventures or investments in complementary businesses. We may also access capital markets through the issuance of debt or equity, which we may use in connection with the acquisition of complementary businesses or other significant assets, or for other strategic opportunities, or general corporate purposes.
Cash Flows for the three months ended March 31, 2024 and 2023
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated and combined statements of cash flows and the discussion of the cash flow activity. In summary, the Company's cash flows were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash used for operating activities	$(25.6)	$(2.0)
Net cash used for investing activities	(9.2)	(16.2)
Net cash provided by financing activities	21.3	24.5
Effect of exchange rate changes on cash and cash equivalents	(2.3)	1.5
Net change in cash and cash equivalents	$(15.8)	$7.8

Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2024 and 2023 totaled $92.8 and $118.2, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the three months ended March 31, 2024, the Company's operations used $25.6 of cash as compared to $2.0 of cash used for operations during the three months ended March 31, 2023. The decrease of $23.6 for the three months ended March 31, 2024 was due to a decrease in net income offset by an improvement in unbilled services and deferred revenue and lower cash used for accrued expenses.
Cash Flows from Investing Activities
Net cash used for investing activities for the three months ended March 31, 2024 was $9.2 as compared to net cash used for investing activities of $16.2 for the three months ended March 31, 2023. The $7.0 decrease in net cash used for investing activities for the three months ended March 31, 2024, was primarily due to a year over year decrease in capital expenditures. Capital expenditures were $9.3 and $16.2 for the three months ended March 31, 2024 and 2023, respectively. Capital expenditures in 2024 were 1.4% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded primarily by cash flow from operations.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $21.3 compared to cash provided by financing activities of $24.5 for the three months ended March 31, 2023. Cash provided by financing activities was related to net proceeds from the revolving credit facility offset by principal payments on the term loan A and term loan B.
Off-Balance Sheet Arrangements
The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 2 to the combined financial statements included in the Annual Report on Form 10-K.
The application of these accounting policies require that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the condensed consolidated and combined financial statements, or are the most sensitive to change due to outside factors, are discussed in Management's Discussion and Analysis in the Form 10-K. Except as disclosed in Note 1 - Basis of Financial Statement Presentation to our condensed consolidated and combined financial statements in this Form 10-Q, pertaining to the adoption of new accounting pronouncements, there have been no material changes in these policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes. Refer to Note 8- Derivative Instruments and Hedging to the condensed consolidated and combined financial statements above for information on how the Company utilizes derivative financial instruments.
Foreign Currency Exchange Rates
Approximately 16.8% and 19.5% of our revenues for the three months ended March 31, 2024 and 2023, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated and combined financial results. In the first quarter of 2024 and the year ended December 31, 2023, the most significant currency exchange rate exposures were the Euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the three months ended March 31, 2024 by approximately $0.6. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $(27.7) and $19.1 at March 31, 2024 and March 31, 2023, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We are significantly leveraged and incurred approximately $1,640.0 of long-term debt in connection with the Spin. A majority of this debt bears interest at a variable rate, and we entered into a floating-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At March 31, 2024, we had $1,076.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future floating-to-fixed interest rate swap transactions, a hypothetical 1.00% increase in interest rates would result in increased interest expenses of $10.8. We expect to manage our interest rate risk but expect to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 7- Debt to the condensed consolidated and combined financial statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of our internal controls may vary over time.
Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weaknesses described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the interim period ended March 31, 2024, management identified material weaknesses in our internal controls over financial reporting that existed because the company did not have sufficient resources which in turn led to an inability to effectively perform certain control activities and fulfill its internal control and accounting responsibilities.
Management believes that the condensed consolidated and combined financial statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.
Remediation Efforts to Address a Material Weaknesses in Internal Control over Financial Reporting
We are actively developing and implementing a comprehensive remediation plan. We plan to hire, develop and retain incremental personnel with appropriate accounting and internal controls expertise and review and update (as appropriate) training programs on relevant internal controls over financial reporting matters. We have engaged a leading public accounting firm to support our remediation efforts.
To further remediate the material weaknesses identified herein, management, including our chief executive officer and chief financial officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures.
The material weaknesses will not be considered remediated until management completes the remediation plan and keeps it in place for a sufficient period of time. The Company is committed to the improvement of its internal control over financial reporting and, together with its outside consultant(s), will continue to develop, refine and implement its remediation plan for the material weaknesses, including responding as necessary to other internal or external factors that may impact execution of the plan.
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 - Commitments and Contingent Liabilities to the condensed consolidated and combined financial statements, above, which is incorporated herein by reference.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 13, 2024. For a discussion of the risks relating to our business, see the “Risk Factors” section of our Annual Report on Form 10-K, the “Cautionary Statement Concerning Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, and as updated by following.
Failure to establish and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly, and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Beginning with our second required Annual Report on Form 10-K, which will be filed in 2025, we intend to comply with the applicable sections of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot provide assurance that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. For example, in connection with preparing the financial statements as of and for the quarter ended March 31, 2024, management identified material weaknesses in our internal controls over financial reporting that existed because we did not have sufficient resources which resulted in an inability to fulfill our internal control and accounting responsibilities. These material weaknesses did not result in any identified material misstatements to our prior annual or interim financial statements. While we are taking actions to remediate the material weaknesses, if we are not able to successfully remediate and test the affected controls and/or we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.
Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information. As a result, we may face potential adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.

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
Date: May 23, 2024