Form 10-Q
period 2024-06-30
Fortrea Holdings Inc.
filed 2024-08-12
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 89.6 million shares of common stock as of August 8, 2024.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$126.2	$108.6
Accounts receivable and unbilled services, net	637.9	988.5
Prepaid expenses and other	123.6	84.6
Current assets of discontinued operations	—	69.1
Total current assets	887.7	1,250.8
Property, plant and equipment, net	173.1	172.6
Goodwill, net	1,725.7	1,739.4
Intangible assets, net	691.9	728.1
Deferred income taxes	3.2	3.2
Other assets, net	83.8	69.7
Long-term assets of discontinued operations	—	368.8
Total assets	$3,565.4	$4,332.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$144.2	$132.9
Accrued expenses and other current liabilities	343.3	335.5
Unearned revenue	248.0	214.2
Current portion of long-term debt	—	26.1
Short-term operating lease liabilities	13.5	17.2
Current liabilities of discontinued operations	—	52.5
Total current liabilities	749.0	778.4
Long-term debt, less current portion	1,123.8	1,565.9
Operating lease liabilities	65.8	62.8
Deferred income taxes and other tax liabilities	136.1	147.7
Other liabilities	29.6	32.1
Long-term liabilities of discontinued operations	—	31.6
Total liabilities	$2,104.3	$2,618.5
Commitments and contingent liabilities (Note 9)
Equity
Common stock, 89.5 and 88.8 shares outstanding at June 30, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	2,017.9	1,998.0
Accumulated deficit	(307.9)	(68.5)
Accumulated other comprehensive loss	(249.0)	(215.5)
Total equity	$1,461.1	$1,714.1
Total liabilities and equity	$3,565.4	$4,332.6
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$662.4	$725.1	$1,324.5	$1,419.0
Costs and expenses:
Direct costs, exclusive of depreciation and amortization (including costs incurred from related parties of $— and $— during the three and six months ended June 30, 2024 and $27.0 and $48.8 during the three and six months ended June 30, 2023, respectively)	525.3	568.7	1,079.5	1,110.2
Selling, general and administrative expenses, exclusive of depreciation and amortization	156.2	97.8	276.3	214.6
Depreciation and amortization	21.4	23.4	43.3	44.3
Restructuring and other charges	10.4	3.6	13.7	4.2
Total costs and expenses	713.3	693.5	1,412.8	1,373.3
Operating income (loss)	(50.9)	31.6	(88.3)	45.7
Other income (expense):
Interest expense	(45.2)	(0.7)	(79.5)	(0.6)
Foreign exchange gain (loss)	(1.5)	5.2	(6.8)	—
Other, net	9.0	0.5	10.3	1.0
Income (loss) from continuing operations before income taxes	(88.6)	36.6	(164.3)	46.1
Provision for income taxes	10.7	11.6	14.8	13.1
Income (loss) from continuing operations	(99.3)	25.0	(179.1)	33.0
Income (loss) from discontinued operations, net of tax	(39.1)	5.8	(60.3)	$10.3
Net income (loss)	$(138.4)	$30.8	(239.4)	$43.3

Earnings (loss) per common share
Basic earnings (loss) per share from continuing operations	$(1.11)	$0.28	$(2.01)	$0.37
Basic earnings (loss) per share from discontinued operations	(0.44)	0.07	(0.68)	0.12
Basic earnings (loss) per share	$(1.55)	$0.35	$(2.69)	$0.49

Diluted earnings (loss) per share from continuing operations	$(1.11)	$0.28	$(2.01)	$0.37
Diluted earnings (loss) per share from discontinued operations	(0.44)	0.07	(0.68)	0.12
Diluted earnings (loss) per share	$(1.55)	$0.35	$(2.69)	$0.49
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(138.4)	$30.8	$(239.4)	$43.3
Foreign currency translation adjustments	(7.7)	29.9	(35.4)	49.0
Net benefit plan adjustments	—	2.1	—	2.1
Unrealized gain (loss) on derivative instruments	0.4	—	2.5	—
Other comprehensive income (loss) before tax	(7.3)	32.0	(32.9)	51.1
Provision (benefit) for income tax related to items of comprehensive income	(0.1)	—	(0.6)	—
Other comprehensive income (loss), net of tax	(7.4)	32.0	(33.5)	51.1
Comprehensive income (loss)	$(145.8)	$62.8	$(272.9)	$94.4
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	88.8	$0.1	$1,998.0	$—	$(68.5)	$(215.5)	$1,714.1
Net loss	—	—	—	—	(101.0)	—	(101.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(26.1)	(26.1)
Stock compensation	—	—	15.1	—	—	—	15.1
Issuance of common stock	0.6	—	—	—	—	—	—
Net share settlement tax payments from issuance of stock to employees	—	—	(10.4)	—	—	—	(10.4)
Other	—	—	0.2	—	—	—	0.2
Balance at March 31, 2024	89.4	$0.1	$2,002.9	$—	$(169.5)	$(241.6)	$1,591.9
Net loss	—	—	—	—	(138.4)	—	(138.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(7.4)	(7.4)
Stock compensation	—	—	15.0	—	—	—	15.0
Issuance of common stock	0.1	—	—	—	—	—	—
Balance at June 30, 2024	89.5	$0.1	$2,017.9	$—	$(307.9)	$(249.0)	$1,461.1

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	—	$—	$—	$3,614.8	$—	$(274.8)	$3,340.0
Net income	—	—	—	12.5	—	—	12.5
Other comprehensive income, net of tax	—	—	—	—	—	19.1	19.1
Net transfers from Former Parent	—	—	—	31.2	—	—	31.2
Balance at March 31, 2023	—	$—	$—	$3,658.5	$—	$(255.7)	$3,402.8
Net income	—	—	—	30.8	—	—	30.8
Other comprehensive income, net of tax	—	—	—	—	—	32.0	32.0
Special payment to Former Parent	—	—	—	(1,595.0)	—	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(122.9)	—	—	(122.9)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,971.4	(1,971.4)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Balance at June 30, 2023	88.8	$0.1	$1,971.4	$—	$—	$(223.7)	$1,747.8
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(239.4)	$43.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	44.9	48.6
Stock compensation	30.1	16.1
Operating lease right-of-use asset expense	11.9	14.3
Goodwill and other asset impairments	24.0	—
Deferred income taxes	(11.6)	(4.5)
Loss on sale of business	23.2	—
Write-off of debt issuance costs	12.2	—
Other, net	(7.8)	6.5
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled services, net	359.4	11.4
Increase in prepaid expenses and other	(11.7)	(17.2)
Increase in accounts payable	13.0	19.9
Increase (decrease) in deferred revenue	34.2	(5.5)
(Decrease) increase in accrued expenses and other	(34.3)	15.2
Net cash provided by operating activities	248.1	148.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.5)	(25.8)
Proceeds from sale of business, net	276.6	—
Proceeds from sale of assets	0.1	0.3
Net cash provided by (used for) investing activities	256.2	(25.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	474.5	—
Payments on revolving credit facilities	(474.5)	—
Proceeds from term loans	—	1,061.4
Proceeds from issuance of senior notes	—	570.0
Debt issuance costs	—	(26.4)
Principal payments of long-term debt	(482.7)	—
Special payment to Former Parent	—	(1,595.0)
Net transfers to Former Parent	—	(135.4)
Net cash used for financing activities	(482.7)	(125.4)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	1.3
Net change in cash and cash equivalents	17.6	(1.5)
Cash and cash equivalents at beginning of period	108.6	110.4
Cash and cash equivalents at end of period	$126.2	$108.9
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
Reportable Segment
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, to sell the operations of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries; which are all collectively referred to as the Enabling Services Segment. Refer to Note 2 - Discontinued Operations for further discussion.
As of June 30, 2024, all of the Company's consolidated revenues from continuing operations were generated from the Clinical Services segment, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The Company’s chief operating decision maker allocates resources and assesses performance for the Clinical Services segment.
Discontinued Operations
In accordance with the definition of discontinued operations, the Company's decision to sell the assets relating to the Enabling Services Segment represented a strategic shift that had a major effect on the Company's results of operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets and liabilities related to the Enabling Services Segment as assets of discontinued operations and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2023. The operations of the Enabling Services Segment have been classified as income (loss) from discontinued operations on the condensed consolidated and combined statements of operations for all periods presented.
Unless otherwise noted, discussion within these notes to the condensed consolidated and combined financial statements relates to the Company’s continuing operations.
Agreements with Labcorp
On June 30, 2023, the Company completed the Spin from Labcorp. The Company has entered into several agreements with Labcorp that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and the Transition Services Agreement with Labcorp, which are described in the Company’s Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Transition Services Agreement, the Company and Labcorp agreed to provide each other certain

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
transitional services. The services and assets to be provided to Fortrea by Labcorp support the Company’s enterprise functions, most notably IT applications, network and security support and hosting, as well as finance, human resources, marketing and other administrative support.
Basis of Financial Statement Presentation
Prior to June 30, 2023, Fortrea existed and functioned as part of the consolidated business of Former Parent. The Company’s financial statements for periods through the Spin reflect the historical financial position, results of operations and cash flows of the Company, for the periods presented, prepared on a “carve-out” basis and have been derived from the condensed consolidated financial statements and accounting records of Labcorp using the historical results of operations and historical basis of assets and liabilities of the Company, and reflect Labcorp’s net investment in the Company. The Company’s balance sheet as of June 30, 2024 is a consolidated balance sheet based on the financial position of Fortrea as a standalone company. The three and six months ended June 30, 2024 includes condensed consolidated financial statements, whereas all prior periods included consolidated and combined financial statements. The Company’s unaudited condensed consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
The Company’s condensed consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year, and additionally, condensed consolidated and combined financial statements do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the prior periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The condensed consolidated and combined statements of operations include all revenues and costs directly attributable to Fortrea’s business. The combined statements of operations for prior periods also include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to Fortrea. These centralized functions and programs include, but are not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation.
These expenses were allocated to Fortrea based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or another reasonable driver, as applicable. Fortrea considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, Fortrea during the prior periods presented. However, the allocations may not reflect the expenses Fortrea would have incurred as an independent company for the prior periods presented and may not be representative of future expenses that may be incurred. Actual costs that may have been incurred if Fortrea had been a standalone company would depend on a number of factors, including, but not limited to, the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. For a period following the Spin some of these functions are provided by Labcorp.
As of December 31, 2022, a Former Parent investment is shown in lieu of common stock and retained earnings accounts in the condensed combined financial statements. The total net effect of the settlement of the transactions between the Company and Labcorp, exclusive of those historically settled in cash, is reflected in the condensed combined statements of cash flows in cash flows from financing activities as net transfers (to) from Former Parent.
All intercompany transactions within the Company have been eliminated. All transactions between the Company and Former Parent have been included in these condensed consolidated and combined financial

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
statements. The Former Parent investment and all due from or due to Former Parent were settled at the time of the Spin. Refer to Note 13 - Transactions with Former Parent for further information.
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
Substantially all the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of June 30, 2024, one customer accounted for 15.4% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2023, two pharmaceutical companies accounted for approximately 17.0% and 11.2% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended June 30, 2024, one customer accounted for approximately 13.2% of revenues, and for the six months ended June 30, 2024, two customers accounted for approximately 13.6% and 11.3% of revenues. For the three months ended June 30, 2023, one customer accounted for 10.2% of revenues, and for the six months ended June 30, 2023, one customer accounted for 10.1% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year presentation.
During the quarter ended March 31, 2024, a change in basis of presentation, to include information technology costs and certain facility costs in Selling, general and administrative expenses was made to improve comparability of costs against peer companies in the clinical research industry. As a result, the Company reclassified $33.1 and $78.3 from Direct costs, exclusive of depreciation and amortization, to Selling, general and administrative expenses, exclusive of depreciation and amortization in the condensed consolidated and combined statement of operations for the three and six months ended June 30, 2023, respectively, relating to information technology costs and certain facility charges. There is no impact on total operating expenses, operating income or net income during the period ended June 30, 2023. Direct costs include payroll and related benefits for project-related employees, pass through costs, facility costs related to phase I clinics and other direct costs from the Transition Services Agreement with Labcorp. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Additionally, the Company reclassified $0.1 from Other, net to Interest expense in the condensed consolidated and combined statement of operations for the six months ended June 30, 2023.
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

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Management assessed the materiality of the errors, including the presentation of prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of the previously issued consolidated and combined financial statements as of and for the fiscal years ended December 31, 2022 and 2023, and the previously issued unaudited condensed consolidated and combined interim financial statements for the quarters ended March 31, June 30, and September 30, 2023. However, correcting the cumulative effect of these errors in the first quarter of 2024 would have had a significant effect on the results of operations for that period.
Therefore, the relevant prior periods’ financial statements and related footnotes, for these and other immaterial errors for comparative purposes, have been corrected. Previously reported financial information for such immaterial errors will continue to be corrected in future filings, as applicable.
A summary of the corrections to the impacted financial statement line items from the previously issued financial statements are presented in Note 15 - Immaterial Financial Restatement and Reclassifications to Prior Period Financial Statements.
Recently Issued and Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance will be effective for the Company in the annual period beginning January 1, 2024 and in 2025 for interim periods. The Company is assessing the impact of this ASU on its disclosures within the consolidated financial statements.
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

2.     DISCONTINUED OPERATIONS
On March 9, 2024, the Company entered into the Purchase Agreement with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which Fortrea, Inc. agreed to sell, and to cause its affiliates to sell, net assets relating to its Enabling Services Segment (the “Transaction”), specifically its Patient Access and Endpoint businesses, including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones. The Transaction closed during the second quarter of 2024 with estimated proceeds of $281.6, subject to further adjustment based on customary purchase price adjustments.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Financial Information of Discontinued Operations
The following table summarizes the significant line items included in earnings (loss) from discontinued operations, net of income tax in the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$40.7	$64.8	$106.4	$134.6
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	25.0	44.3	66.4	90.4
Selling, general and administrative expenses, exclusive of depreciation and amortization	9.8	12.8	25.4	27.8
Depreciation and amortization	—	2.1	1.6	4.3
Long-lived and goodwill asset impairments	—	—	24.0	—
Restructuring and other charges	—	0.3	0.5	0.9
Total costs and expenses	34.8	59.5	117.9	123.4
Operating income (loss)	5.9	5.3	(11.5)	11.2
Other expense:
Foreign exchange gain (loss)	0.1	—	0.1	(0.3)
Loss on sale of a business	(23.2)	—	(23.2)	—
Other, net	0.1	(0.1)	0.1	(0.1)
Income (loss) from discontinued operations before income taxes	(17.1)	5.2	(34.5)	10.8
Provision for income taxes	22.0	(0.6)	25.8	0.5
Income (loss) from discontinued operations, net of tax	$(39.1)	$5.8	$(60.3)	$10.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) from operations of discontinued component	$(15.9)	$5.8	$(37.1)	$10.3
Loss on disposal of discontinued operations	(23.2)	—	(23.2)	—
Gain (loss) on discontinued operations	$(39.1)	$5.8	$(60.3)	$10.3
In the first quarter of 2024, as a result of the negotiated sale price of the Patient Access and Endpoint businesses, the Company evaluated the Enabling Services Segment for impairment and determined that it was more likely than not that the carrying value of the assets exceeded its fair value. Accordingly, an impairment analysis was performed, which resulted in a goodwill impairment charge of $24.0.
During the second quarter of 2024, a loss on disposal of $23.2 was recognized primarily due to changes in working capital and a final sales price.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2023:

December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$—
Accounts receivable and unbilled services, net	60.4
Prepaid expenses and other	8.7
Total current assets	69.1
Property, plant and equipment, net	40.6
Goodwill, net	276.5
Intangible assets, net	43.1
Other assets, net	8.6
Total assets of discontinued operations	$437.9
LIABILITIES
Current liabilities:
Accounts payable	$4.5
Accrued expenses and other current liabilities	17.3
Unearned revenue	28.4
Short-term operating lease liabilities	2.3
Total current liabilities	$52.5
Operating lease liabilities	3.7
Other liabilities	27.9
Total liabilities of discontinued operations	$84.1
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated and combined statements of cash flows. The following table summarizes depreciation and amortization, capital expenditures and the significant cash flow and noncash items from discontinued operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Depreciation and amortization	$1.6	$4.3
Goodwill impairment	24.0	—
Loss on sale of business	23.2	—
Capital expenditures	7.4	7.9
There are no significant operating or investing noncash items related to discontinued operations for the six months ended June 30, 2024 and 2023.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
3.    REVENUES
The Company’s revenues by geography for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$317.9	$195.9	$148.6	$662.4	$370.3	$200.4	$154.4	$725.1

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$624.6	$403.4	$296.5	$1,324.5	$724.1	$396.4	$298.5	$1,419.0
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	June 30, 2024	December 31, 2023
Sales commission assets	$20.2	$15.8
Deferred contract costs	1.7	2.0
Total	$21.9	$17.8
Amortization related to sales commission assets for the three months ended June 30, 2024 and 2023 was $2.9 and $3.2, respectively, and for the six months ended June 30, 2024 and 2023 was $5.5 and $7.4, respectively. Amortization related to deferred contract costs for the three months ended June 30, 2024 and 2023 was $0.5 and $0.5, respectively, and for the six months ended June 30, 2024 and 2023 was $0.9 and $1.1, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	June 30, 2024	December 31, 2023
Accounts receivable	$88.2	$420.2
Unbilled services	582.4	600.0
Less: allowance for credit losses	(32.7)	(31.7)
Total	$637.9	$988.5

Unearned revenue	$248.0	$214.2
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $125.5 and $139.4 for the six months ended June 30, 2024 and 2023, respectively. Additionally, during the quarter ended June 30, 2024, the Company sold $300.0 of receivables as described in the Receivables Securitization Program section below.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the six months ended June 30, 2024 is as follows:

Accounts Receivable
Allowance for credit losses as of December, 2023	$31.7
Credit loss expense	12.5
Write-offs	(11.5)
Allowance for credit losses as of June 30, 2024	$32.7
Performance Obligations Under Long-Term Contracts
As of June 30, 2024, approximately $4,357 of revenues are expected to be recognized from remaining long-term performance obligations. The Company expects to recognize approximately 28% of the existing performance obligations as of June 30, 2024 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years.
During the three and six months ended June 30, 2024, there were reductions of approximately $18 and $52, respectively, in revenue related to performance obligations partially satisfied in previous periods. For the reduction, for the three months ended June 30, 2024, the majority of the change was associated with changes in scope or price, and a smaller portion related to changes in estimated effort to complete customer contract obligations. For the three months ended June 30, 2024, the change in estimate resulted in an estimated reduction to revenue of $4, and an increase in loss from continuing operations of $3 and in loss per share of $0.03. For the six months ended June 30, 2024, the change in estimate resulted in an estimated reduction to revenue of $21, and an increase in loss from continuing operations of $19 and in loss per share of $0.21.
During the three and six months ended June 30, 2023, there were reductions of approximately $22 and $33, respectively, in revenue related to performance obligations partially satisfied in previous periods. For the three months ended June 30, 2023, the majority of the change was associated with changes in scope and price, and a smaller portion related to changes in estimated effort to complete customer contract obligations. For the three months ended June 30, 2023, the change in estimate resulted in an estimated reduction to revenue of $5, and an increase in loss from continuing operations of $3 and in loss per share of $0.03. For the six months ended June 30, 2023, the change in estimate resulted in an estimated reduction to revenue of $15, and a decrease in income from continuing operations of $11 and in income per share of $0.12.
Accounts Receivable Purchase Program
On June 23, 2023, Fortrea entered into an accounts receivable purchase program (“ARPP”) with a financial institution (the “Financial Institution”). The ARPP established a receivables factoring facility whereby the Company could sell up to $80.0 in customer receivables based on the availability of certain eligible receivables and the satisfaction of certain conditions. Under the facility, the Company could sell eligible receivables and retain no interest in the transferred receivables other than collection and administrative functions for the Financial Institution.
The Company accounted for these receivable transfers as sales and derecognized the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company continued to service, administer and collect the receivables on behalf of the Financial Institution and did not receive a servicing fee as part of the arrangement. On June 28, 2023, $17.5 of receivables were sold with net proceeds of $17.3. The ARPP was terminated in May 2024, and there were no receivables outstanding as of the date of termination.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Receivables Securitization Program
On May 6, 2024, the Company entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), who in turn, may sell receivables to a third-party financial institution in exchange for cash. The facility is without recourse to the Company or any subsidiaries of the Company, other than with respect to limited indemnity obligations of Fortrea Inc., in respect to the character of the receivables sold and as to the performance of its duties as servicer and a limited performance guaranty by the Company. All unsold accounts receivables held by the SPE are pledged as collateral to secure the collectability of the sold receivables. The Receivables Facility is scheduled to terminate on May 6, 2027, unless terminated earlier pursuant to its terms.
As of June 30, 2024, the Company sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet, with net proceeds of $297.9, as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total fees of $2.1 represent the cost associated with the sale for the three months ended June 30, 2024 and are included within Selling, general and administrative costs, exclusive of depreciation and amortization in the condensed consolidated and combined statement of operations for the three and six months ended June 30, 2024. Continuous cash activity related to the Receivables Facility is reflected in cash from operating activities in the consolidated statement of cash flows.
4.    RESTRUCTURING AND OTHER CHARGES
During 2023, the Company took actions to reduce overcapacity, align resources, and restructure certain operations. These actions included eliminating redundant positions and aligning resources for cost improvements and to meet customer requirements. These restructuring actions are expected to continue throughout 2024.
The following summarizes a component of the Company’s restructuring and other charges:

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2023	$1.1	$3.2	$4.3
Restructuring charges	12.9	0.4	13.3
Reduction of prior restructuring accruals	(0.1)	(2.9)	(3.0)
Cash payments and other adjustments	(8.7)	(0.6)	(9.3)
Balance as of June 30, 2024	$5.2	$0.1	$5.3

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2022	$1.8	$4.5	$6.3
Restructuring charges	2.0	2.2	4.2
Cash payments and other adjustments	(2.3)	(2.6)	(4.9)
Balance as of June 30, 2023	$1.5	$4.1	$5.6
The current portion of the restructuring liabilities is included in the condensed consolidated balance sheets in accrued expenses and other current liabilities. The non-current portion of the restructuring liabilities is included in the condensed consolidated balance sheets in other liabilities. The non-current portion of the restructuring liabilities is expected to be paid out over 12 months.
5.    EARNINGS (LOSS) PER SHARE
On June 30, 2023, the Separation from Labcorp was effected through a pro-rata distribution of one share of the Company’s common stock for every share of Labcorp common stock held at the close of business on the record date of June 20, 2023. As a result, on June 30, 2023, the Company had 88.8 shares of common stock outstanding. This

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
share amount is being utilized for the calculation of basic earnings per share for all periods presented through the Separation date. As of the Separation date, actual outstanding shares are used to calculate basic weighted average common shares outstanding. Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units (“RSUs”), and performance share awards.
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) from continuing operations per share.

	Three Months Ended June 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from continuing operations per share:
Net earnings (loss)	$(99.3)	89.4	$(1.11)	$25.0	88.8	$0.28
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from continuing operations including impact of dilutive adjustments	$(99.3)	89.4	$(1.11)	$25.0	88.8	$0.28

	Six Months Ended June 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from continuing operations per share:
Net earnings (loss)	$(179.1)	89.3	$(2.01)	$33.0	88.8	$0.37
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from continuing operations including impact of dilutive adjustments	$(179.1)	89.3	$(2.01)	$33.0	88.8	$0.37

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) from discontinued operations per share.

	Three Months Ended June 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from discontinued operations per share:
Net earnings (loss)	$(39.1)	89.4	$(0.44)	$5.8	88.8	$0.07
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from discontinued operations including impact of dilutive adjustments	$(39.1)	89.4	$(0.44)	$5.8	88.8	$0.07

	Six Months Ended June 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from discontinued operations per share:
Net earnings (loss)	$(60.3)	89.3	$(0.68)	$10.3	88.8	$0.12
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from discontinued operations including impact of dilutive adjustments	$(60.3)	89.3	$(0.68)	$10.3	88.8	$0.12
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock options and awards	1.9	—	1.6	—
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	0.9	—	1.0	—
6.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and intangible assets are the result of historical acquisitions; primarily the acquisition of Covance in 2015 by Labcorp. Subsequent acquisitions of businesses were allocated to Fortrea based on the inclusion of the business activities using valuations at the time of acquisition.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023
Balance as of December 31	$1,739.4	$1,707.4
Foreign currency impact	(13.7)	27.9
Balance as of June 30	$1,725.7	$1,735.3
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
The components of identifiable intangible assets are as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,134.2	$(445.1)	$689.1	$1,143.5	$(420.1)	$723.4
Technology	27.7	(25.9)	1.8	27.7	(24.5)	3.2
Other	12.5	(11.5)	1.0	12.5	(11.0)	1.5
Total	$1,174.4	$(482.5)	$691.9	$1,183.7	$(455.6)	$728.1
Amortization of intangible assets for the three and six months ended June 30, 2024 was $15.1 and $30.4, respectively, and for the three and six months ended June 30, 2023 was $15.4 and $30.4, respectively. Amortization expense of intangible assets is estimated to be $30.4 for the remainder of 2024, $58.1 in 2025, $57.3 in 2026, $57.3 in 2027, $49.6 in 2028 and $439.2 thereafter.
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
The current portion of long-term debt at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Current portion of senior secured term loan A facility due 2028	$—	$25.0
Current portion of senior secured term loan B facility due 2030	—	5.7
Debt issuance discount and fees	—	(4.6)
Total short-term borrowings and current portion of long-term debt	$—	$26.1
Long-term debt at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
7.5% senior notes due 2030	$570.0	$570.0
Senior secured term loan A due 2028	417.3	462.5
Senior secured term loan B due 2030	154.7	561.5
Debt issuance discount and fees	(18.2)	(28.1)
Total long-term debt	$1,123.8	$1,565.9
During the three and six months ended June 30, 2024, the Company paid down $64.0 and $70.2, respectively, on term loan A and $411.0 and $412.5, respectively, on term loan B. Additionally, the Company wrote off $12.2 of unamortized debt issuance costs associated with the pay down of debt, which were recorded in Interest expense in the condensed consolidated and combined statements of operations, during the three and six months ended June 30, 2024.
Senior Notes
On June 27, 2023, the Company issued $570.0 aggregate principal amount of 7.50% senior notes due 2030 (the “Notes”). Interest on these notes is payable semi-annually on January 1 and July 1 of each year. Net proceeds from the offering of the Notes were $560.2 after deducting expenses of the offering.
Credit Facilities
On June 30, 2023, Fortrea entered into a credit agreement (as amended, the “Credit Agreement”) providing for (i) a senior secured revolving credit facility in the principal amount of up to $450.0; (ii) a five-year $500.0 first lien senior secured term A loan facility; and (iii) a seven-year $570.0 first lien senior secured term B loan facility. The initial revolving facility includes a $75.0 swingline sub-facility and a $75.0 letter of credit sub-facility.
The Company drew on the term A and term B loans on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of June 30, 2024, the effective interest rate on the term A loan and term B loan was 7.59% and 9.09%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company’s current revolving credit facility as of June 30, 2024, and $450.0 was available for borrowing as of June 30, 2024. No balances were outstanding as of December 31, 2023. As of June 30, 2024, the effective interest rate on the revolving credit facility was 7.59%, assuming one-month interest election. There is a commitment fee associated with the revolving credit facility of 0.35% (per annum and paid quarterly) and an annual $0.1 agency fee (paid in quarterly installments). The credit facility matures on June 30, 2028.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On May 3, 2024, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Company’s Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2024 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
There were no outstanding letters of credit under the Credit Agreement as of June 30, 2024.
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
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		Fair Value of Derivatives At
		June 30, 2024			December 31, 2023
	Balance Sheet Classification	Asset	Liability	Notional	Asset	Liability	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other/ Other liabilities	$1.1	$(0.5)	$150.0	$0.7	$(2.6)	$150.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other/ Other current liabilities	$0.4	$(0.1)	$465.9	$0.8	$—	$458.3
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated and combined statements of comprehensive income (loss):

	Pre-Tax Gain (Loss) Included in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$0.8	$—	$3.3	$—
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in condensed consolidated and combined statements of operations:

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Classification	2024	2023	2024	2023
Deferred gain (loss) reclassified into earnings	Interest expense	$(0.4)	$—	$(0.8)	$—
The estimated amount of pre-tax net losses included in other comprehensive loss that is expected to be reclassified into earnings over the twelve months following June 30, 2024, is $1.1.
Refer to Note 10 - Preferred Stock and Common Shareholders' Equity for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the loss for derivative contracts not designated as hedges included in the Company’s condensed consolidated and combined statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Classification	2024	2023	2024	2023
Foreign currency forward contracts	Foreign exchange gain (loss)	$0.4	$—	$(0.4)	$—
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
It was previously disclosed that there was an issue in a customer’s trial caused by a third-party vendor not affiliated with the Company. As part of working with this customer, the Company agreed to make concessions and provide discounts and other consideration to the customer in the amount of $12.5 as part of a multi-party solution to facilitate the ongoing trials, of which $0.4 and $2.1 was recorded as a reduction of revenue during the three and six months ended June 30, 2024, respectively, and $8.7 was recorded as a reduction in revenue in the fourth quarter of 2023.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
10.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of June 30, 2024 and December 31, 2023.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(206.7)	$(7.4)	$(1.4)	$(215.5)
Current quarter foreign exchange adjustments	(27.7)	—	—	(27.7)
Unrealized gain on derivative instrument	—	—	2.5	2.5
Amounts reclassified from other accumulated income (loss)	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$(234.4)	$(7.4)	$0.2	$(241.6)
Current quarter foreign exchange adjustments	$(7.7)	$—	$—	$(7.7)
Unrealized gain on derivative instrument	$—	$—	$0.8	$0.8
Amounts reclassified from other accumulated income (loss)	$—	$—	$(0.4)	$(0.4)
Tax effect of adjustments	$—	$—	$(0.1)	$(0.1)
Balance at June 30, 2024	$(242.1)	$(7.4)	$0.5	$(249.0)

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(266.0)	$(8.8)	$—	$(274.8)
Current quarter foreign exchange adjustments	19.1	—	—	19.1
Tax effect of adjustments	—	—	—	—
Balance at March 31, 2023	(246.9)	(8.8)	—	(255.7)
Current quarter foreign exchange adjustments	29.9	—	—	29.9
Net benefit plan adjustments	—	2.1	—	2.1
Tax effect of adjustments	—	—	—	—
Balance at June 30, 2023	$(217.0)	$(6.7)	$—	$(223.7)
11.    INCOME TAXES
For the three months ended June 30, 2024, the Company’s effective tax rate was (12.1)% compared to 31.7% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was lower than the Company’s statutory tax rate primarily due to a change in the valuation allowance, earnings mix, and non-deductible compensation expenses. The effective tax rate for the three months ended June 30, 2023 was higher than the Company’s statutory tax rate primarily due to the geographic mix of earnings partially offset by U.S. taxes on foreign earnings.
More specifically, for the quarter ended June 30, 2024, the Company included income tax expense of approximately $10.7 primarily due to a forecasted valuation allowance on the deferred tax asset for the carryforward of disallowed interest expense. This deferred tax asset exists due to limitations imposed under the Internal Revenue

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Code on the annual deductibility of business interest expense. This amount resulted in a significant impact to the effective tax rate.
For the six months ended June 30, 2024, the Company’s effective tax rate was (9.0)% compared to 28.4% for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was lower than the Company’s statutory tax rate primarily due to a change in the valuation allowance, earnings mix, and non-deductible compensation expenses. The effective tax rate for the six months ended June 30, 2023 was higher than the Company’s statutory tax rate primarily due to the geographic mix of earnings partially offset by U.S. taxes on foreign earnings.
During the six months ended June 30, 2024, the amount of net unrecognized tax positions increased by $0.1. Management believes it is likely that none of the unrecognized income tax benefits and interest will decrease during the next 12 months.
12.    STOCK COMPENSATION PLANS
Stock Incentive Plans
Prior to the Separation, certain Company employees were covered by the Former Parent-sponsored stock compensation arrangements. The stock compensation expense for the period prior to the Separation has been derived from the equity awards granted by Labcorp to the Company’s employees who are specifically identified in the plans, as well as an allocation of expense related to corporate employees of Labcorp. The Former Parent-sponsored stock compensation arrangements are approved under the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan.
In June of 2023, Fortrea’s pre-Spin Board of Directors approved Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan (the “Plans”) and the post-Spin Board of Directors of Fortrea ratified the Plans by a unanimous written consent dated July 3, 2023. Under the Plans, the Company may grant incentive stock options, RSUs, and performance shares, as well as other forms of stock-based compensation to the Company’s employees, officers, and non-employee directors.
On July 18, 2023, all Labcorp equity incentive awards held by Fortrea employees that were outstanding on the distribution date were converted to 2.5 shares of Fortrea RSUs and 0.1 shares of Fortrea performance shares. Additionally, during the three and six months ended June 30, 2024, the Company granted awards under the Plans, including RSUs and performance stock units, as indicated below.
As of June 30, 2024, 11.0 and 1.8 shares were authorized for future grants under Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan, respectively.
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of RSUs is determined based on the number of shares granted and the quoted price of Fortrea’s common stock on the grant date. The grant date fair value of performance awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total shareholder return component of the performance awards. Such value is recognized as an expense over the service period, net of estimated forfeitures and Fortrea’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. The estimation of equity awards that will ultimately vest requires judgment and Fortrea considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
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

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
Changes in options outstanding under the plans for the three and six months ended June 30, 2024, were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	0.8	$26.52
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Outstanding at March 31, 2024	0.8	$26.52	9.4 years	$10.9
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Outstanding at June 30, 2024	0.8	$26.52	9.1 years	$—
Exercisable at June 30, 2024	—	$—	0.0 years	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024.
The Company uses the Black-Scholes model to calculate the fair value of stock options. The following table shows the weighted average grant-date fair values of options outstanding during the period and the weighted average assumptions that the Company used to develop the fair value estimates:

Six Months Ended June 30, 2024
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
Restricted Stock Units and Performance Shares
The Company grants RSUs to officers, key employees, and non-employee directors. RSUs typically vest annually in equal one-third increments beginning on the first anniversary of the grant (e.g., a share grant in the first quarter of 2024 represents a three-year award opportunity for the period of 2024-2026 and, if earned, vests fully (to the extent earned) in the first quarter of 2027).
The Company grants performance shares (non-vested shares) to officers and key employees. Performance share awards are subject to a 3-year cliff vesting period in addition to certain revenue and adjusted EBITDA targets and a total shareholder return multiplier, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned RSU and performance share compensation is amortized to expense, when probable, over the applicable vesting periods.

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
The following table shows a summary of non-vested shares for the three and six months ended June 30, 2024:

	Number of Shares		Weighted-Average Grant Date Fair Value
	Restricted Stock Units	Performance Shares	Restricted Stock Units	Performance Shares
Non-vested at December 31, 2023	3.6	0.1	$28.24	$43.78
Converted	—	—	—	—
Granted	1.0	0.1	39.31	43.68
Vested	(0.7)	(0.1)	35.14	48.89
Cancelled	—	—	—	—
Non-vested at March 31, 2024	3.9	0.1	$29.62	$41.58
Converted	—	—	—	—
Granted	—	—	—	—
Vested	(0.1)	—	30.53	—
Cancelled	(0.1)	—	34.05	—
Non-vested at June 30, 2024	3.7	0.1	$32.75	$41.58
All Plans
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated and combined statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct costs	$12.4	$5.2	$21.3	$8.8
Selling, general and administrative expenses	3.0	3.6	7.6	6.3
Total stock compensation expense	$15.4	$8.8	$28.9	$15.1

Income tax benefits	$2.3	$1.6	$4.3	$2.7
Unrecognized Compensation Cost
As of June 30, 2024, there was $102.0 of total unrecognized compensation cost related to non-vested stock options, RSUs and performance share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.7 years and will be included in cost of revenues and Selling, general and administrative expenses, exclusive of depreciation and amortization.
13.    TRANSACTIONS WITH FORMER PARENT
Prior to the Separation on June 30, 2023, the condensed consolidated and combined financial statements were prepared on a standalone basis and were derived from the condensed consolidated financial statements and accounting records of Labcorp. The following discussion summarizes activity between the Company and Labcorp. This activity, which occurred prior to the Separation, is included in the condensed combined financial statements in 2023.
Allocation of General Corporate and Other Expenses
Prior to the Separation, the Company’s condensed consolidated and combined statements of operations included expenses for certain centralized functions and other programs provided and administered by Labcorp that were charged directly to the Company. In addition, for purposes of preparing these condensed consolidated and combined financial statements on a carve-out basis, a portion of Labcorp’s total corporate expenses were allocated to the Company. See Note 1 - Basis of Financial Statement Presentation for a discussion of the methodology used to

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis. Some of these services continue to be provided by Labcorp to the Company on a temporary basis under the Transition Services Agreement with Labcorp.
The following table is a summary of corporate and other allocations for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Direct costs	$45.4	$86.6
Selling, general and administrative expenses	49.9	105.0
Restructuring and other charges	0.1	0.2
Foreign exchange gain (loss)	3.2	2.2
Corporate and other allocations	$98.6	$194.0
Included in the aforementioned amounts are $74.2 and $147.6 related to costs for certain centralized functions and programs provided and administered by Labcorp that were charged directly to the Company for the three and six months ended June 30, 2023, respectively. In addition, a portion of Labcorp’s total corporate expenses were allocated to the Company for services from Labcorp. These costs were $24.4 and $46.4 for the three and six months ended June 30, 2023, respectively. The allocations of foreign exchange gain (loss) represent the allocation of the results of hedging activities performed by Labcorp on behalf of the Company prior to the Separation.
The Company had arrangements with third parties where the services are subcontracted to Labcorp (and its affiliates that were not part of the transaction). The Company’s direct costs include services purchased from Labcorp for commercial contracts totaling $27.0 and $48.8 for the three and six months ended June 30, 2023, respectively.
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
Net Transfers To and From Labcorp
Net transfers to and from Labcorp are included within Former Parent company investment on the condensed consolidated and combined statements of changes in equity. The components of the transfers to and from Labcorp during the three and six months ended June 30, 2023 were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Special Payment to Former Parent	$(1,595.0)	$(1,595.0)
General financing activities	$(223.4)	$(286.8)
Corporate allocations	97.0	184.9
Stock compensation expense	3.5	10.2
Total net transfers (to) from Former Parent	$(1,717.9)	$(1,686.7)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
14.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2024	2023
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$66.8	$0.5
Income taxes, net of refunds	52.2	16.7
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	(0.5)	(0.2)
Disclosure of non-cash transfers to (from) Parent:
Change in right-of-use lease assets	—	13.9
Change in property, plant and equipment, net	—	(27.7)

INDEX
FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (dollars and shares in millions, except per share data)
15.     IMMATERIAL FINANCIAL RESTATEMENT AND RECLASSIFICATIONS TO PRIOR PERIOD FINANCIAL STATEMENTS
As discussed in Note 1 - Basis of Financial Statement Presentation the Company identified errors in the consolidated and combined financial statements of prior periods during the preparation of the condensed consolidated and combined financials for the first quarter of 2024. A summary of the corrections to the impacted financial statement line items in the previously issued Consolidated Balance Sheet as of December 31, 2023, is provided below. A summary of the corrections to the impacted financial statement line items in the previously issued Consolidated and Combined Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows as of and for the years ended December 31, 2023 and 2022, included in the previously filed Annual Report on Form 10-K, was provided in the previously filed Quarterly Report on Form 10-Q for the three months ended, March 31, 2024.
A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Condensed Consolidated and Combined Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for the three and six month periods ended June 30, 2023 and Consolidated Balance Sheet as of December 31, 2023, which were previously filed in 2023, are provided below.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in the “Risk Factors” Section of our Form 10-K, as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: the risk that we may not realize some or all of the benefits expected to result from the Spin, or that such benefits are delayed; risks and consequences that are a result of the Spin; the impacts of becoming an independent public company; our reliance on Labcorp to provide financial reporting and other financial and accounting information for periods prior to the Spin through the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses throughout the transition period and beyond; the risk that establishment of our accounting, enterprise resource planning, and other management systems post the transition period could cost more or take longer than anticipated; our identification of existing material weaknesses in our internal control over financial reporting; the impact of the rebranding of the Company; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations and currency fluctuations; our customer or therapeutic area concentrations; any further deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate or the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; our ability to realize the full purchase price and benefits of the disposition of our Endpoint and Patient Access businesses; and other factors described in the Form 10-K and from time to time in documents that we file with the SEC.

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
Our team of approximately 16,000 employees conducts operations in approximately 100 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology and consulting services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product and medical device development process.
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
These expenses were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or another reasonable driver, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred as an independent company for the periods presented and may not be representative of future expenses that may be incurred. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as IT and infrastructure. For a period following the Separation, however, some of these functions are provided by Labcorp under the Transition Services Agreement.
The actual costs of services represented by these allocations may vary significantly from the amounts allocated to us in the accompanying financial statements.
Sale of Assets Relating to the Enabling Services Segment
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc. (the “Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal

Capital Partners, pursuant to which the Seller agreed to sell, and to cause its affiliates to sell, certain assets relating to its Enabling Services Segment (the “Transaction”), including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones, which includes certain services provided through a Transition Services Agreement. The Transaction closed during the second quarter of 2024. The decision to sell such assets relating to the Enabling Services Segment represented a strategic shift that had a significant effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets related to the Enabling Services Segment as assets from discontinued operations and liabilities from discontinued operations on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The operations of the Enabling Services Segment have been classified as income or loss from discontinued operations on the condensed consolidated and combined statements of operations for all periods presented.
Backlog and Net New Business
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog revenue that has been recognized as revenue in our statements of operations. Our backlog was $7.4 billion as of June 30, 2024.
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
RESULTS OF CONTINUING OPERATIONS
Three and Six Months Ended June 30, 2024 compared with Three and Six Months Ended June 30, 2023
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$662.4	$725.1	(8.6)%	$1,324.5	$1,419.0	(6.7)%
The Company’s revenues for the three months ended June 30, 2024 were $662.4, a decrease of 8.6% from revenues of $725.1 in the corresponding period in 2023. The change in revenues was due to a decrease in organic revenues of 8.3% and unfavorable foreign currency translation of 0.3%. The Company defines organic growth as the change in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 8.3% decrease in organic revenues was primarily driven by decreased pass through revenues and lower service revenues resulting from the quantity and burn rate of new business wins pre-Spin, and the challenges of mix.
The Company’s revenues for the six months ended June 30, 2024 were $1,324.5, a decrease of 6.7% from revenues of $1,419.0 in the corresponding period in 2023. The change in revenues was due to a decrease in organic revenues of 6.6% and unfavorable foreign currency translation of 0.1%. The 6.6% decrease in organic revenues was primarily driven by lower service revenues resulting from the quantity and burn rate of new business wins pre-Spin, and the challenges of mix and decreased pass through revenues.

Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Direct costs	$525.3	$568.7	(7.6)%	$1,079.5	$1,110.2	(2.8)%
Direct costs as a % of revenues	79.3%	78.4%		81.5%	78.2%
Direct costs decreased 7.6% during the three months ended June 30, 2024 as compared with the corresponding period in 2023. Direct costs increased as a percentage of revenues to 79.3% during the three months ended June 30, 2024 as compared to 78.4% in the corresponding period in 2023. The decrease in direct costs was primarily due to lower pass through costs. Pass through costs are paid by the customer resulting in revenue fully offset by these direct costs.
Direct costs decreased 2.8% during the six months ended June 30, 2024 as compared with the corresponding period in 2023. Direct costs increased as a percentage of revenues to 81.5% during the six months ended June 30, 2024 as compared to 78.2% in the corresponding period in 2023. The decrease in direct costs was primarily due to lower pass through costs.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Selling, general and administrative expenses	$156.2	$97.8	59.7%	$276.3	$214.6	28.8%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions. Selling, general and administrative expenses increased by 59.7% during the three months ended June 30, 2024 as compared with the corresponding period in 2023. The increase was primarily due to incremental costs incurred to exit the Transition Services Agreement with Labcorp.
Selling, general and administrative expenses increased by 28.8% during the six months ended June 30, 2024 as compared with the corresponding period in 2023. The increase was primarily due to an increase in professional fees and other costs to support the exit of the Transition Services Agreement with Labcorp, and personnel and information technology costs as a stand-alone company, partially offset by the removal of Former Parent corporate allocations.

Depreciation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Depreciation expense	$6.3	$8.0	(21.3)%	$12.9	$13.9	(7.2)%
The decrease in depreciation expense for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, was due to the decrease in depreciable property, plant and equipment, primarily IT assets.
Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Amortization of intangibles and other assets	$15.1	$15.4	(1.9)%	$30.4	$30.4	—%
The change in amortization of intangibles and other assets during the three and six months ended June 30, 2024, as compared to the corresponding period in 2023, was not significant.
Restructuring and Other Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Restructuring and other charges	$10.4	$3.6	188.9%	$13.7	$4.2	226.2%
During the three and six months ended June 30, 2024, the Company recorded net restructuring charges of $10.4 and $13.7, respectively, which are reflected within restructuring and other charges in the condensed consolidated and combined statements of operations. These charges are associated with Company actions to align resources, and restructure certain operations and include eliminating redundant positions and aligning resources for cost improvements and to meet customer requirements.
During the three and six months ended June 30, 2023, the Company recorded net restructuring charges of $3.6 and $4.2, respectively. These costs were associated with general cost improvements, eliminating redundant positions and aligning resources for cost improvements and to meet our customer requirements.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest expense	$45.2	$0.7	6,357.1%	$79.5	$0.6	13,150.0%
The increase in interest expense for the three and six months ended June 30, 2024, as compared with the corresponding period in 2023, is primarily due to the incurrence of indebtedness, consisting of borrowings under senior secured term loan facilities and senior secured notes, and the write-off of $12.2 of debt issuance costs associated with the pay down of debt in the quarter ended June 30, 2024.

Foreign Exchange Gain (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Foreign exchange gain (loss)	$(1.5)	$5.2	(128.8)%	$(6.8)	$—	(100.0)%
The foreign exchange loss for the three and six months ended June 30, 2024 compared to the foreign exchange gain (loss) for three and six months ended June 30, 2023 changed primarily due to the relative weakening of the U.S. Dollar against the British Pound and the Euro.
Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Other, net	$9.0	$0.5	1,700.0%	$10.3	$1.0	930.0%
The increase in Other, net for the three and six months ended June 30, 2024, as compared with the corresponding periods in 2023, is primarily related to the recognition of a contingent consideration payment on a sale of a facility to a third party that is no longer in use by the Company and income related to services provided under Transition Services Agreements.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$10.7	$11.6	$14.8	$13.1
Income tax expense as a % of income before tax	(12.1)%	31.7%	(9.0)%	28.4%
For the three months ended June 30, 2024, the Company's effective tax rate was (12.1)% compared to the 2023 tax rate of 31.7%. The fluctuations in the quarter-to-date period were primarily due to a change in valuation allowance, earnings mix, and non-deductible compensation expenses.
For the six months ended June 30, 2024, the Company's effective tax rate was (9.0)% compared to the 2023 tax rate of 28.4%. The fluctuations in the year-to-date period were primarily due to a change in valuation allowance, earnings mix, and non-deductible compensation expenses.
The Organization for Economic Cooperation and Development has introduced new global minimum tax regulations, known as Pillar Two, that came into effect beginning on January 1, 2024. We are monitoring this development and evaluating its potential impact on our tax rate and eligibility to qualify for the safe harbor provisions. For 2024, we currently anticipate meeting the transitional safe harbors in all jurisdictions and do not expect a material impact to our financial statements.
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 7 - Debt to our condensed consolidated and combined financial statements above. During the three and six months ended June 30, 2024, we paid down $64.0 and $70.2, respectively, on term loan A and $411.0 and $412.5, respectively, on term loan B.
On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of June 30, 2024, we sold $300.0 of receivables with net proceeds of $297.9.
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
Cash Flows for the six months ended June 30, 2024 and 2023
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated and combined statements of cash flows and the discussion of the cash flow activity. In summary, the Company’s cash flows were as follows:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$248.1	$148.1
Net cash provided by (used for) investing activities	256.2	(25.5)
Net cash used for financing activities	(482.7)	(125.4)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	1.3
Net change in cash and cash equivalents	$17.6	$(1.5)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2024 and 2023 totaled $126.2 and $108.9, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2024, the Company’s operations provided $248.1 of cash as compared to $148.1 of cash provided by operations during the six months ended June 30, 2023. The increase of $100.0 from the six months ended June 30, 2024 was primarily due to the sale of receivables under the Receivables Facility off-set by a decrease in net income.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $256.2 as compared to net cash used for investing activities of $25.5 for the six months ended June 30, 2023. The $281.7 increase in net cash provided by investing activities for the six months ended June 30, 2024 was primarily due to $276.6 of net proceeds from the sale of the Enabling Services Segment and a year over year decrease in capital expenditures. Capital expenditures were $20.5 and $25.8 for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures in 2024 were 1.5% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas and geographies to drive growth and to improve efficiency of the Company’s operations. Such expenditures are expected to be funded primarily by cash flow from operations.
Cash Flows from Financing Activities
Net cash used for financing activities for the six months ended June 30, 2024 was $482.7 compared to cash used for financing activities of $125.4 for the six months ended June 30, 2023. Cash used for financing activities for the six months ended June 30, 2024 was related to principal payments on the term loan A and term loan B and payments on the revolving credit facility.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 2 to the consolidated and combined financial statements included in the Annual Report on Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the condensed consolidated and combined financial statements, or are the most sensitive to change due to outside factors, are discussed in Management’s Discussion and Analysis in the Form 10-K. Except as disclosed in Note 1 - Basis of Financial Statement Presentation to our condensed consolidated and combined financial statements in this Form 10-Q, pertaining to the adoption of new accounting pronouncements, there have been no material changes in these policies.

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
Foreign Currency Exchange Rates
Approximately 17.3% and 17.7% of our revenues for the six months ended June 30, 2024 and 2023, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated and combined financial results. In the six months ended June 30, 2024 and the year ended December 31, 2023, the most significant currency exchange rate exposure was the Euro. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the six months ended June 30, 2024 by approximately $1.5. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $(35.4) and $49.0 at June 30, 2024 and June 30, 2023, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
We earn revenue from service contracts over a period of several months to many years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We are also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. We enter into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting under U.S. GAAP and the changes in fair value are recorded directly to earnings.
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
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. The level of our interest rate risk is dependent on our debt exposure and is sensitive to changes in the general level of interest rates. Historical fluctuations in interest rates have not been significant for us; however, this may vary in the future as we have incurred certain indebtedness concurrent with the Spin and may incur additional indebtedness in the future.
In particular, we face the market risks associated with interest rate movements on our variable rate debt. A majority of this debt bears interest at a variable rate, and we entered into a floating-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At June 30, 2024, we had $572.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future floating-to-fixed interest rate swap transactions, a hypothetical 1.00% increase in interest rates would result in increased interest expenses of $5.7. We expect to manage our interest rate risk but expect to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 7- Debt to the condensed consolidated and combined financial statements.

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
Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weaknesses described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As reported in our Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 24, 2024, management identified material weaknesses in our internal controls over financial reporting that existed because the company did not have sufficient resources which in turn led to an inability to effectively perform certain control activities and fulfill its internal control and accounting responsibilities. As of June 30, 2024, the previously identified material weaknesses in our internal controls over financial reporting had not been remediated.
Management believes that the condensed consolidated and combined financial statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.
Remediation Efforts to Address a Material Weaknesses in Internal Control over Financial Reporting
Remediation of the identified material weaknesses and strengthening our controls and procedures is a priority. In response to the material weaknesses, we are actively implementing a comprehensive remediation plan. We are hiring, developing and working to retain personnel with appropriate accounting and internal controls expertise. Additionally, we have and will continue to review and update (as appropriate) training programs on relevant internal controls over financial reporting matters. We have also engaged experienced third parties to support our remediation efforts.
To further remediate the material weaknesses discussed above, management, including our chief executive officer and chief financial officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures.
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

Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1
Receivables Purchase Agreement, dated as of May 6, 2024, among Fortrea Receivables LLC, Fortrea Inc., PNC Bank, National Association, PNC Capital Markets LLC and the purchasers from time to time party thereto.
X
10.2	Sale and Contribution Agreement, dated as of May 6, 2024, among Fortrea Inc., as Originator and Servicer, and Fortrea Receivables LLC, as Buyer.	X
10.3
Amendment No. 1 to Credit Agreement, dated as of May 3, 2024, among Fortrea Holdings Inc., as the Parent Borrower, Fortrea UK Holdings Limited, as the Initial English Borrower, certain Subsidiaries (as defined in the Credit Agreement) of the Parent Borrower party thereto pursuant to Section 1.15 of the Credit Agreement, Goldman Sachs Bank USA, as Agent for the several financial institutions from time to time party thereto (collectively, the “Lenders” and individually each a “Lender”) and other Secured Parties (as defined in the Credit Agreement) and for itself as a Lender (including as Swingline Lender (as defined in the Credit Agreement)), and the other Lenders and L/C Issuers from time to time party thereto.
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
Date: August 12, 2024