Form 10-Q
period 2024-09-30
Fortrea Holdings Inc.
filed 2024-11-08
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 89.7 million shares of common stock as of November 6, 2024.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$105.3	$108.6
Accounts receivable and unbilled services, net	689.1	988.5
Prepaid expenses and other	142.5	84.6
Current assets of discontinued operations	—	69.1
Total current assets	936.9	1,250.8
Property, plant and equipment, net	173.1	172.6
Goodwill, net	1,767.0	1,739.4
Intangible assets, net	691.2	728.1
Deferred income taxes	3.2	3.2
Other assets, net	92.3	69.7
Long-term assets of discontinued operations	—	368.8
Total assets	$3,663.7	$4,332.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137.6	$132.9
Accrued expenses and other current liabilities	323.1	335.5
Unearned revenue	321.1	214.2
Current portion of long-term debt	—	26.1
Short-term operating lease liabilities	14.0	17.2
Current liabilities of discontinued operations	—	52.5
Total current liabilities	795.8	778.4
Long-term debt, less current portion	1,124.5	1,565.9
Operating lease liabilities	65.4	62.8
Deferred income taxes and other tax liabilities	126.9	147.7
Other liabilities	37.6	32.1
Long-term liabilities of discontinued operations	—	31.6
Total liabilities	2,150.2	2,618.5
Commitments and contingent liabilities (Note 8)
Equity
Common stock, 89.7 and 88.8 shares outstanding at September 30, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	2,027.3	1,998.0
Accumulated deficit	(335.8)	(68.5)
Accumulated other comprehensive loss	(178.1)	(215.5)
Total equity	1,513.5	1,714.1
Total liabilities and equity	$3,663.7	$4,332.6
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$674.9	$713.8	$1,999.4	$2,132.8
Costs and expenses:
Direct costs, exclusive of depreciation and amortization (including costs incurred from related parties of $48.8 during the nine months ended September 30, 2023)	526.6	563.8	1,606.1	1,674.0
Selling, general and administrative expenses, exclusive of depreciation and amortization	136.3	106.8	412.6	321.4
Depreciation and amortization	21.2	22.8	64.5	67.1
Restructuring and other charges	8.8	10.1	22.5	14.3
Total costs and expenses	692.9	703.5	2,105.7	2,076.8
Operating income (loss)	(18.0)	10.3	(106.3)	56.0
Other income (expense):
Interest expense	(22.4)	(34.6)	(101.9)	(35.2)
Foreign exchange loss	(0.2)	(1.2)	(7.0)	(1.2)
Other, net	4.8	3.6	15.1	4.6
Income (loss) from continuing operations before income taxes	(35.8)	(21.9)	(200.1)	24.2
Income tax (benefit) expense	(17.3)	(5.8)	(2.5)	7.3
Income (loss) from continuing operations	(18.5)	(16.1)	(197.6)	16.9
Income (loss) from discontinued operations, net of tax	(9.4)	2.1	(69.7)	12.4
Net income (loss)	$(27.9)	$(14.0)	$(267.3)	$29.3

Earnings (loss) per common share
Basic earnings (loss) per share from continuing operations	$(0.21)	$(0.18)	$(2.21)	$0.19
Basic earnings (loss) per share from discontinued operations	(0.10)	0.02	(0.78)	0.14
Basic earnings (loss) per share	$(0.31)	$(0.16)	$(2.99)	$0.33

Diluted earnings (loss) per share from continuing operations	$(0.21)	$(0.18)	$(2.21)	$0.19
Diluted earnings (loss) per share from discontinued operations	(0.10)	0.02	(0.78)	0.14
Diluted earnings (loss) per share	$(0.31)	$(0.16)	$(2.99)	$0.33
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(27.9)	$(14.0)	$(267.3)	$29.3
Foreign currency translation adjustments	73.4	(55.6)	38.0	(6.6)
Net benefit plan adjustments	—	—	—	2.1
Unrealized gain (loss) on derivative instruments	(3.3)	1.6	(0.8)	1.6
Other comprehensive income (loss) before tax	70.1	(54.0)	37.2	(2.9)
Provision (benefit) for income tax related to items of comprehensive income	0.8	(0.4)	0.2	(0.4)
Other comprehensive income (loss), net of tax	70.9	(54.4)	37.4	(3.3)
Comprehensive income (loss)	$43.0	$(68.4)	$(229.9)	$26.0
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	88.8	$0.1	$1,998.0	$—	$(68.5)	$(215.5)	$1,714.1
Net loss	—	—	—	—	(101.0)	—	(101.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(26.1)	(26.1)
Stock compensation	—	—	15.1	—	—	—	15.1
Issuance of common stock	0.6	—	—	—	—	—	—
Net share settlement tax payments from issuance of stock to employees	—	—	(10.4)	—	—	—	(10.4)
Other	—	—	0.2	—	—	—	0.2
Balance at March 31, 2024	89.4	$0.1	$2,002.9	$—	$(169.5)	$(241.6)	$1,591.9
Net loss	—	—	—	—	(138.4)	—	(138.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(7.4)	(7.4)
Stock compensation	—	—	15.0	—	—	—	15.0
Issuance of common stock	0.1	—	—	—	—	—	—
Balance at June 30, 2024	89.5	$0.1	$2,017.9	$—	$(307.9)	$(249.0)	$1,461.1
Net loss	—	—	—	—	(27.9)	—	(27.9)
Other comprehensive loss, net of tax	—	—	—	—	—	70.9	70.9
Stock compensation	—	—	13.0	—	—	—	13.0
Issuance of common stock under employee stock plans	0.2	—	—	—	—	—	—
Net share settlement tax payments from issuance of stock to employees	—	—	(3.6)	—	—	—	(3.6)
Balance at September 30, 2024	89.7	$0.1	$2,027.3	$—	$(335.8)	$(178.1)	$1,513.5

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

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(267.3)	$29.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66.1	73.6
Stock compensation	43.1	27.2
Credit loss expense	17.0	21.9
Operating lease right-of-use asset expense	10.8	20.9
Operating lease right-of-use asset impairment	4.8	—
Goodwill and other asset impairments	24.0	—
Deferred income taxes	(23.2)	(13.3)
Loss on sale of business	23.2	—
Write-off of debt issuance costs	12.2	—
Other, net	4.7	3.5
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable and unbilled services, net	290.9	(45.0)
(Increase) decrease in prepaid expenses and other	(33.3)	0.6
Increase in accounts payable	5.8	45.9
Increase (decrease) in deferred revenue	106.4	(6.0)
Decrease in accrued expenses and other	(39.5)	(8.6)
Net cash provided by operating activities	245.7	150.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28.7)	(30.9)
Proceeds from sale of business, net	276.6	—
Proceeds from sale of assets	0.2	8.1
Net cash provided by (used for) investing activities	248.1	(22.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	617.0	24.0
Payments on revolving credit facilities	(617.0)	(24.0)
Proceeds from term loans	—	1,061.4
Proceeds from issuance of senior notes	—	570.0
Debt issuance costs	—	(26.4)
Principal payments of long-term debt	(482.7)	(7.7)
Payments for taxes related to net share settlement of stock awards	(14.0)	—
Special payment to Former Parent	—	(1,595.0)
Net transfers to Former Parent	—	(135.4)
Net cash used for financing activities	(496.7)	(133.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.7)
Net change in cash and cash equivalents	(3.3)	(6.6)
Cash and cash equivalents at beginning of period	108.6	110.4
Cash and cash equivalents at end of period	$105.3	$103.8

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
For all periods presented, the Company's consolidated revenues from continuing operations were generated from the Clinical Services segment, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The Company’s chief operating decision maker allocates resources and assesses performance for the Clinical Services segment.
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
Basis of Financial Statement Presentation
Prior to June 30, 2023, Fortrea existed and functioned as part of the consolidated business of Former Parent. The Company’s financial statements for periods through the Spin reflect the historical financial position, results of operations and cash flows of the Company, for the periods presented, prepared on a “carve-out” basis and have been derived from the condensed consolidated financial statements and accounting records of Labcorp using the historical results of operations and historical basis of assets and liabilities of the Company, and reflect Labcorp’s net investment in the Company. The condensed consolidated financial statements subsequent to June 30, 2023 reflect the results of operations, cash flows, and financial position of Fortrea as a standalone company, whereas all prior periods included consolidated and combined financial statements. The Company’s unaudited condensed consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
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
All intercompany transactions within the Company have been eliminated. All transactions between the Company and Former Parent have been included in these condensed consolidated and combined financial statements. The Former Parent investment and all due from or due to Former Parent were settled at the time of the Spin. Refer to Note 12 - Transactions with Former Parent for further information.
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
Substantially all the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of September 30, 2024, one customer accounted for 15.6% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2023, two pharmaceutical companies accounted for approximately 17.0% and 11.2% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended September 30, 2024, one customer accounted for approximately 15.1% of revenues, and for the nine months ended September 30, 2024, two customers accounted for approximately 14.2% and 10.4% of revenues. For the three months ended September 30, 2023, two customer accounted for 14.6% and 11.4% of revenues, and for the nine months ended September 30, 2023, two customer accounted for 11.1% and 10.6% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year presentation.
During the quarter ended March 31, 2024, a change in basis of presentation, to include information technology costs and certain facility costs in Selling, general and administrative expenses was made to improve comparability of costs against peer companies in the clinical research industry. As a result, the Company reclassified $39.0 and $117.3 from Direct costs, exclusive of depreciation and amortization, to Selling, general and administrative expenses, exclusive of depreciation and amortization in the condensed consolidated and combined statement of operations for the three and nine months ended September 30, 2023, respectively, relating to information technology costs and certain facility charges. There is no impact on total operating expenses, operating income or net income during the period ended September 30, 2023. Direct costs include payroll and related benefits for project-related employees, pass through costs, facility costs related to phase I clinics and other direct costs from the Transition Services Agreement with Labcorp. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Additionally, the Company reclassified $0.1 from Other, net to Interest expense in the condensed consolidated and combined statement of operations for the nine months ended September 30, 2023.

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
A summary of the corrections to the impacted financial statement line items from the previously issued financial statements are presented in Note 14 - Immaterial Financial Restatement and Reclassifications to Prior Period Financial Statements.
Recently Issued and Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance will be effective for the Company in the annual period beginning January 1, 2024 and in 2025 for interim periods. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows.
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

2.     DISCONTINUED OPERATIONS
On March 9, 2024, the Company entered into the Purchase Agreement with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which Fortrea Inc. agreed to sell, and to cause its affiliates to sell, net assets relating to its Enabling Services Segment (the “Transaction”), specifically its Patient Access and Endpoint businesses, including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones. The Transaction closed during the second quarter of 2024 with estimated proceeds of

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
$281.6 and resulting in a loss on disposal of $23.2, subject to further adjustment based on customary purchase price adjustments.
Financial Information of Discontinued Operations
The following table summarizes the significant line items included in earnings (loss) from discontinued operations, net of income tax in the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$63.4	$106.4	$198.0
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	—	44.8	66.4	135.2
Selling, general and administrative expenses, exclusive of depreciation and amortization	—	12.1	25.4	39.9
Depreciation and amortization	—	2.2	1.6	6.5
Long-lived and goodwill asset impairments	—	—	24.0	—
Restructuring and other charges	—	1.5	0.5	2.4
Total costs and expenses	—	60.6	117.9	184.0
Operating income (loss)	—	2.8	(11.5)	14.0
Other expense:
Foreign exchange gain (loss)	—	0.1	0.1	(0.2)
Loss on sale of a business	—	—	(23.2)	—
Other, net	—	—	0.1	(0.1)
Income (loss) from discontinued operations before income taxes	—	2.9	(34.5)	13.7
Income tax expense	9.4	0.8	35.2	1.3
Income (loss) from discontinued operations, net of tax	$(9.4)	$2.1	$(69.7)	$12.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) from operations of discontinued component	$(9.4)	$2.1	$(46.5)	$12.4
Loss on disposal of discontinued operations	—	—	(23.2)	—
Gain (loss) on discontinued operations	$(9.4)	$2.1	$(69.7)	$12.4
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2023:

December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$—
Accounts receivable and unbilled services, net	60.4
Prepaid expenses and other	8.7
Total current assets	69.1
Property, plant and equipment, net	40.6
Goodwill, net	276.5
Intangible assets, net	43.1
Other assets, net	8.6
Total assets of discontinued operations	$437.9
LIABILITIES
Current liabilities:
Accounts payable	$4.5
Accrued expenses and other current liabilities	17.3
Unearned revenue	28.4
Short-term operating lease liabilities	2.3
Total current liabilities	52.5
Operating lease liabilities	3.7
Other liabilities	27.9
Total liabilities of discontinued operations	$84.1
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated and combined statements of cash flows. The following table summarizes depreciation and amortization, capital expenditures and the significant cash flow and noncash items from discontinued operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Depreciation and amortization	$1.6	$6.5
Goodwill impairment	24.0	—
Loss on sale of business	23.2	—
Capital expenditures	7.4	12.0
There are no significant operating or investing noncash items related to discontinued operations for the nine months ended September 30, 2024 and 2023.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
3.    REVENUES
The Company’s revenues by geography for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$319.7	$191.8	$163.4	$674.9	$349.5	$204.3	$160.0	$713.8

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$944.4	$595.1	$459.9	$1,999.4	$1,073.6	$600.7	$458.5	$2,132.8
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	September 30, 2024	December 31, 2023
Sales commission assets	$20.6	$15.8
Deferred contract costs	1.4	2.0
Total	$22.0	$17.8
Amortization related to sales commission assets for the three months ended September 30, 2024 and 2023 was $2.9 and $2.0, respectively, and for the nine months ended September 30, 2024 and 2023 was $8.5 and $9.4, respectively. Amortization related to deferred contract costs for the three months ended September 30, 2024 and 2023 was $0.6 and $0.5, respectively, and for the nine months ended September 30, 2024 and 2023 was $1.5 and $1.6, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	September 30, 2024	December 31, 2023
Accounts receivable	$156.2	$420.2
Unbilled services	569.9	600.0
Less: allowance for credit losses	(37.0)	(31.7)
Total	$689.1	$988.5

Unearned revenue	$321.1	$214.2
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $147.6 and $162.6 for the nine months ended September 30, 2024 and 2023, respectively. Additionally, as of the quarter ended September 30, 2024, the Company had sold $300.0 of receivables as described in the Receivables Securitization Program section below.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the nine months ended September 30, 2024 is as follows:

Accounts Receivable
Allowance for credit losses as of December, 2023	$31.7
Credit loss expense	17.0
Write-offs	(11.6)
Foreign currency impact	(0.1)
Allowance for credit losses as of September 30, 2024	$37.0
Performance Obligations Under Long-Term Contracts
As of September 30, 2024, approximately $4,491 of revenues are expected to be recognized from remaining long-term performance obligations. The Company expects to recognize approximately 27% of the existing performance obligations as of September 30, 2024 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years.
During the three and nine months ended September 30, 2024, there were reductions of approximately $6 and $58, respectively, in revenue related to performance obligations partially satisfied in previous periods. For the three months ended September 30, 2024, the majority of the change was associated with changes in estimated effort to complete customer contract obligations and a smaller portion related to changes in scope or price. For the three months ended September 30, 2024, the change in estimate resulted in an estimated reduction to revenue of $4, and an increase in loss from continuing operations of $2 and in loss per share of $0.02. For the nine months ended September 30, 2024, the change in estimate resulted in an estimated reduction to revenue of $25, and an increase in loss from continuing operations of $25 and in loss per share of $0.28.
During the three and nine months ended September 30, 2023, there were reductions of approximately $16 and $48, respectively, in revenue related to performance obligations partially satisfied in previous periods. For the three months ended September 30, 2023, the majority of the change was associated with changes in scope and price and a smaller portion related to changes in estimated effort to complete customer contract obligations. For the three months ended September 30, 2023, the change in estimate resulted in an estimated reduction to revenue of $5, and an increase in loss from continuing operations of $4 and in loss per share of $0.05. For the nine months ended September 30, 2023, the change in estimate resulted in an estimated reduction to revenue of $21, and a decrease in income from continuing operations of $14 and in income per share of $0.16.
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
As of September 30, 2024, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet, with net proceeds of $297.9, as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total costs associated with the sale were $5.3 and $7.4 for the three and nine months ended September 30, 2024, respectively, and are included within Selling, general and administrative costs, exclusive of depreciation and amortization in the condensed consolidated and combined statement of operations for the three and nine months ended September 30, 2024. Continuous cash activity related to the Receivables Facility is reflected in cash from operating activities in the consolidated statement of cash flows.
4.    RESTRUCTURING AND OTHER CHARGES
During 2023, the Company took actions to reduce overcapacity, align resources, and restructure certain operations. These actions included eliminating redundant positions and aligning resources and facilities for cost improvements and to meet customer requirements. These restructuring actions are expected to continue throughout 2024.
The following represents the Company’s restructuring accrual activities for the periods indicated:

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2023	$1.1	$3.2	$4.3
Restructuring charges	16.0	0.7	16.7
Reduction of prior restructuring accruals	(0.9)	(3.0)	(3.9)
Cash payments and other adjustments	(14.2)	(0.6)	(14.8)
Balance as of September 30, 2024	$2.0	$0.3	$2.3

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2022	$1.8	$4.5	$6.3
Restructuring charges	9.7	0.9	10.6
Cash payments and other adjustments	(8.4)	(1.2)	(9.6)
Balance as of September 30, 2023	$3.1	$4.2	$7.3
The current portion of the restructuring liabilities is included in the condensed consolidated balance sheets in accrued expenses and other current liabilities. The non-current portion of the restructuring liabilities is included in the condensed consolidated balance sheets in other liabilities.
The non-current portion of restructuring liabilities as of September 30, 2024 and December 31, 2023, was $0.0 and $2.4, respectively.

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
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) from continuing operations per share.

	Three Months Ended September 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from continuing operations per share:
Net earnings (loss)	$(18.5)	89.6	$(0.21)	$(16.1)	88.8	$(0.18)
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from continuing operations including impact of dilutive adjustments	$(18.5)	89.6	$(0.21)	$(16.1)	88.8	$(0.18)

	Nine Months Ended September 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from continuing operations per share:
Net earnings (loss)	$(197.6)	89.4	$(2.21)	$16.9	88.8	$0.19
Dilutive effect of employee stock options and awards	—	—	—	—	0.2	—
Net earnings (loss) from continuing operations including impact of dilutive adjustments	$(197.6)	89.4	$(2.21)	$16.9	89.0	$0.19

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following represents a reconciliation of basic earnings (loss) per share to diluted earnings (loss) from discontinued operations per share.

	Three Months Ended September 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from discontinued operations per share:
Net earnings (loss)	$(9.4)	89.6	$(0.10)	$2.1	88.8	$0.02
Dilutive effect of employee stock options and awards	—	—	—	—	—	—
Net earnings (loss) from discontinued operations including impact of dilutive adjustments	$(9.4)	89.6	$(0.10)	$2.1	88.8	$0.02

	Nine Months Ended September 30,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) from discontinued operations per share:
Net earnings (loss)	$(69.7)	89.4	$(0.78)	$12.4	88.8	$0.14
Dilutive effect of employee stock options and awards	—	—	—	—	0.2	—
Net earnings (loss) from discontinued operations including impact of dilutive adjustments	$(69.7)	89.4	$(0.78)	$12.4	89.0	$0.14
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock options and awards	2.8	0.5	2.0	1.5
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	0.5	0.4	0.9	—
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
The current portion of long-term debt at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Current portion of senior secured term loan A facility due 2028	$—	$25.0
Current portion of senior secured term loan B facility due 2030	—	5.7
Debt issuance discount and fees	—	(4.6)
Total short-term borrowings and current portion of long-term debt	$—	$26.1
Long-term debt at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
7.5% senior notes due 2030	$570.0	$570.0
Senior secured term loan A due 2028	417.3	462.5
Senior secured term loan B due 2030	154.7	561.5
Debt issuance discount and fees	(17.5)	(28.1)
Total long-term debt	$1,124.5	$1,565.9
During the three and nine months ended September 30, 2024, the Company paid down $0.0 and $70.2, respectively, on our senior secured term loan A due 2028 (“term loan A”) and $0.0 and $412.5, respectively, on our senior secured term loan B due 2030 (“term loan B”). Additionally, in the second quarter of 2024, the Company wrote off $12.2 of unamortized debt issuance costs associated with the pay down of debt, which were recorded in Interest expense in the condensed consolidated and combined statements of operations during the nine months ended September 30, 2024.
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
The Company drew on the term A and term B loans on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of September 30, 2024, the effective interest rate on the term A loan and term B loan was 6.82% and 8.49%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company’s current revolving credit facility as of September 30, 2024, and $450.0 was available for borrowing as of September 30, 2024. No balances were outstanding as of December 31, 2023. As of September 30, 2024, the effective interest rate on the revolving credit facility was 6.82%, assuming one-month interest election. There is a commitment fee associated with the revolving credit facility of 0.35% (per annum and paid quarterly) and an annual $0.1 agency fee (paid in quarterly installments). The credit facility matures on June 30, 2028.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On May 3, 2024, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2024 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
There were no outstanding letters of credit under the Credit Agreement as of September 30, 2024.
7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		Fair Value of Derivatives At
		September 30, 2024		December 31, 2023
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$0.1	$(0.7)	$—	$—
	Other liabilities	—	(2.2)	0.7	(2.6)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$1.5	$—	$0.8	$—
	Other current liabilities	—	(0.2)	—	—
The notional amounts of the Company’s interest rate swaps and foreign currency forward contracts were $150.0 and $502.0 as of September 30, 2024 and $150.0 and $458.3 as of December 31, 2023, respectively.
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated and combined statements of comprehensive income (loss):

	Pre-Tax Gain (Loss) Included in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(2.9)	$—	$0.4	$—
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in condensed consolidated and combined statements of operations:

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Classification	2024	2023	2024	2023
Deferred gain (loss) reclassified into earnings	Interest expense	$(0.4)	$—	$(1.2)	$—
The estimated amount of pre-tax net losses included in other comprehensive loss that is expected to be reclassified into earnings over the twelve months following September 30, 2024, is $0.6.
Refer to Note 9 - Preferred Stock and Common Shareholders' Equity for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the loss for derivative contracts not designated as hedges included in the Company’s condensed consolidated and combined statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Classification	2024	2023	2024	2023
Foreign currency forward contracts	Foreign exchange gain (loss)	$1.0	$—	$0.6	$—
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
It was previously disclosed that there was an issue in a customer’s trial caused by a third-party vendor not affiliated with the Company. As part of working with this customer, the Company agreed to make concessions and provide discounts and other consideration to the customer in the amount of $12.5 as part of a multi-party solution to facilitate the ongoing trials, of which $0.9 and $3.0 was recorded as a reduction of revenue during the three and nine months ended September 30, 2024, respectively, and $8.7 was recorded as a reduction in revenue in the fourth quarter of 2023.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
9.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of September 30, 2024 and December 31, 2023.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(206.7)	$(7.4)	$(1.4)	$(215.5)
Current quarter foreign exchange adjustments	(27.7)	—	—	(27.7)
Unrealized gain on derivative instrument	—	—	2.5	2.5
Amounts reclassified from other accumulated income (loss)	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	(0.5)	(0.5)
Balance at March 31, 2024	(234.4)	(7.4)	0.2	(241.6)
Current quarter foreign exchange adjustments	(7.7)	—	—	(7.7)
Unrealized gain on derivative instrument	—	—	0.8	0.8
Amounts reclassified from other accumulated income (loss)	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	(0.1)	(0.1)
Balance at June 30, 2024	(242.1)	(7.4)	0.5	(249.0)
Current quarter foreign exchange adjustments	73.4	—	—	73.4
Unrealized gain on derivative instrument	—	—	(2.9)	(2.9)
Amounts reclassified from other accumulated income (loss)	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	0.8	0.8
Balance at September 30, 2024	$(168.7)	$(7.4)	$(2.0)	$(178.1)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(266.0)	$(8.8)	$—	$(274.8)
Current quarter foreign exchange adjustments	19.1	—	—	19.1
Tax effect of adjustments	—	—	—	—
Balance at March 31, 2023	(246.9)	(8.8)	—	(255.7)
Current quarter foreign exchange adjustments	29.9	—	—	29.9
Net benefit plan adjustments	—	2.1	—	2.1
Tax effect of adjustments	—	—	—	—
Balance at June 30, 2023	(217.0)	(6.7)	—	(223.7)
Current quarter foreign exchange adjustments	(55.6)	—	—	(55.6)
Unrealized gain on derivative instrument	—	—	1.6	1.6
Tax effect of adjustments	—	—	(0.4)	(0.4)
Balance at September 30, 2023	$(272.6)	$(6.7)	$1.2	$(278.1)
10.    INCOME TAXES
For the three months ended September 30, 2024 and 2023, the Company recognized income tax benefits of $17.3 and $5.8, respectively, which resulted in effective tax rates of 48.3% and 26.5%, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than the Company’s statutory tax rate primarily due to the geographic mix of earnings, partially offset by a forecasted valuation allowance on the deferred tax asset for the carryforward of disallowed interest expense, which impacts the annualized effective tax rate of the Company by approximately 14.8%. This deferred tax asset exists due to limitations imposed under the Internal Revenue Code on the annual deductibility of business interest expense. The effective tax rate for the three months ended September 30, 2023 was higher than the Company’s statutory tax rate primarily due to the geographic mix of earnings partially offset by U.S. taxes on foreign earnings.
For the nine months ended September 30, 2024, the Company recognized an income tax benefit of $2.5 resulting in an effective tax rate of 1.2%. For the nine months ended September 30, 2023, the Company recognized income tax expense of $7.3 resulting in an effective tax rate of 30.2% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was lower than the Company’s statutory tax rate primarily due to the valuation allowance recognized on the deferred tax asset for the carryforward of disallowed interest expense and non-deductible compensation expenses. The effective tax rate for the nine months ended September 30, 2023 was higher than the Company’s statutory tax rate primarily due to the geographic mix of earnings partially offset by U.S. taxes on foreign earnings.
During the nine months ended September 30, 2024, the amount of net unrecognized tax positions increased by less than $0.1. Management believes it is unlikely that the unrecognized income tax benefits and interest will decrease during the next 12 months.
11.    STOCK COMPENSATION PLANS
The Company granted 0.1 and 1.1 restricted stock units during the three and nine months ended September 30, 2024, respectively, with a weighted average grant date fair value of $21.39 and $37.62 per share.
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated and combined statements of operations were as follows:

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct costs	$11.2	$6.6	$32.5	$15.4
Selling, general and administrative expenses	1.8	3.8	9.4	10.1
Total stock compensation expense	$13.0	$10.4	$41.9	$25.5

Income tax benefits	$2.1	$1.7	$6.4	$4.4

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
The following table is a summary of corporate and other allocations for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Direct costs	$—	$86.6
Selling, general and administrative expenses	—	105.0
Restructuring and other charges	—	0.2
Foreign exchange gain (loss)	—	2.2
Corporate and other allocations	$—	$194.0
Included in the aforementioned amounts are $0.0 and $147.6 related to costs for certain centralized functions and programs provided and administered by Labcorp that were charged directly to the Company for the three and nine months ended September 30, 2023, respectively. In addition, a portion of Labcorp’s total corporate expenses were allocated to the Company for services from Labcorp. These costs were $0.0 and $46.4 for the three and nine months ended September 30, 2023, respectively. The allocations of foreign exchange gain (loss) represent the allocation of the results of hedging activities performed by Labcorp on behalf of the Company prior to the Separation.
The Company had arrangements with third parties where the services are subcontracted to Labcorp (and its affiliates that were not part of the transaction). The Company’s direct costs include services purchased from Labcorp for commercial contracts totaling $0.0 and $48.8 for the three and nine months ended September 30, 2023, respectively.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Hedging Activities
Prior to the Separation, the Company did not enter into any derivative contracts with external counterparties. However, Labcorp entered into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts did not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. Earnings related to these contracts were included in the condensed consolidated and combined statements of operations as part of corporate allocations. Refer to Note 7 - Derivative Instruments and Hedging Activities, for information regarding derivative contracts entered into after Separation.
Net Transfers To and From Labcorp
Net transfers to and from Labcorp are included within Former Parent company investment on the condensed consolidated and combined statements of changes in equity. The components of the transfers to and from Labcorp during the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Special Payment to Former Parent	$—	$(1,595.0)
General financing activities	—	(286.8)
Corporate allocations	—	184.9
Stock compensation expense	—	10.2
Total net transfers (to) from Former Parent	$—	$(1,686.7)
13.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2024	2023
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$98.3	$22.9
Income taxes, net of refunds	56.8	21.9
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	(0.5)	(1.5)
Fair value of contingent consideration related to the sale of assets	39.6	—
Disclosure of non-cash transfers to (from) Parent:
Change in right-of-use lease assets	—	13.9
Change in property, plant and equipment, net	—	(27.7)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
14.     IMMATERIAL FINANCIAL RESTATEMENT AND RECLASSIFICATIONS TO PRIOR PERIOD FINANCIAL STATEMENTS
As discussed in Note 1 - Basis of Financial Statement Presentation the Company identified errors in the consolidated and combined financial statements of prior periods during the first quarter of 2024. A summary of the corrections to the impacted financial statement line items in the previously issued Consolidated Balance Sheet as of December 31, 2023, and the Consolidated and Combined Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows as of and for the years ended December 31, 2023 and 2022, included in the previously filed Annual Report on Form 10-K, was provided in the previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2024.
A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Condensed Consolidated and Combined Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for the three and nine month periods ended September 30, 2023 and Consolidated Balance Sheet as of December 31, 2023, which were previously filed in 2023, are also provided below.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
CONSOLIDATED BALANCE SHEET

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	As Restated and Reclassified
ASSETS
Current assets:
Cash and cash equivalents	$108.6	$—	$108.6	$—	$108.6
Accounts receivable and unbilled services, net	1,052.1	(3.2)	1,048.9	(60.4)	988.5
Prepaid expenses and other	92.4	0.9	93.3	(8.7)	84.6
Current assets held for sale from discontinued operations	—	—	—	69.1	69.1
Total current assets	1,253.1	(2.3)	1,250.8	—	1,250.8
Property, plant and equipment, net	220.9	(7.7)	213.2	(40.6)	172.6
Goodwill, net	2,029.3	(13.4)	2,015.9	(276.5)	1,739.4
Intangible assets, net	771.2	—	771.2	(43.1)	728.1
Deferred income taxes	3.2	—	3.2	—	3.2
Other assets, net	79.5	(1.2)	78.3	(8.6)	69.7
Long-term assets held for sale from discontinued operations	—	—	—	368.8	368.8
Total assets	$4,357.2	$(24.6)	$4,332.6	$—	$4,332.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132.8	$4.6	$137.4	$(4.5)	$132.9
Accrued expenses and other current liabilities	356.1	(3.3)	352.8	(17.3)	335.5
Unearned revenue	241.4	1.2	242.6	(28.4)	214.2
Current portion of long-term debt	26.1	—	26.1	—	26.1
Short-term operating lease liabilities	19.5	—	19.5	(2.3)	17.2
Current liabilities held for sale from discontinued operations	—	—	—	52.5	52.5
Total current liabilities	775.9	2.5	778.4	—	778.4
Long-term debt, less current portion	1,565.9	—	1,565.9	—	1,565.9
Operating lease liabilities	66.5	—	66.5	(3.7)	62.8
Deferred income taxes and other tax liabilities	148.8	(1.1)	147.7	—	147.7
Other liabilities	61.3	(1.3)	60.0	(27.9)	32.1
Long-term liabilities held for sale from discontinued operations	—	—	—	31.6	31.6
Total liabilities	2,618.4	0.1	2,618.5	—	2,618.5
Commitments and contingent liabilities
Equity
Former parent investment	—	—	—	—	—
Common stock	0.1	—	0.1	—	0.1
Additional paid-in capital	2,006.2	(8.2)	1,998.0	—	1,998.0
Accumulated deficit	(49.1)	(19.4)	(68.5)	—	(68.5)
Accumulated other comprehensive loss	(218.4)	2.9	(215.5)	—	(215.5)
Total equity	1,738.8	(24.7)	1,714.1	—	1,714.1
Total liabilities and equity	$4,357.2	$(24.6)	$4,332.6	$—	$4,332.6

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$776.4	$0.8	$777.2	$(63.4)	$—	$713.8
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	647.3	1.4	648.7	(44.8)	(40.1)	563.8
Selling, general and administrative expenses, exclusive of depreciation and amortization	78.9	(0.1)	78.8	(12.1)	40.1	106.8
Depreciation and amortization	24.6	0.4	25.0	(2.2)	—	22.8
Restructuring and other charges	11.6	—	11.6	(1.5)	—	10.1
Total costs and expenses	762.4	1.7	764.1	(60.6)	—	703.5
Operating income (loss)	14.0	(0.9)	13.1	(2.8)	—	10.3
Other income (expense):
Interest expense	(34.6)	—	(34.6)	—	—	(34.6)
Foreign exchange gain (loss)	(0.9)	(0.2)	(1.1)	(0.1)	—	(1.2)
Other, net	3.6	—	3.6	—	—	3.6
Income (loss) before income taxes	(17.9)	(1.1)	(19.0)	(2.9)	—	(21.9)
Income tax (benefit) expense	(4.8)	(0.2)	(5.0)	(0.8)	—	(5.8)
Net loss	$(13.1)	$(0.9)	$(14.0)	$(2.1)	$—	$(16.1)

Earnings (loss) per common share:
Basic - continuing operations	$(0.15)		$(0.16)			$(0.18)
Basic - discontinued operations	—		—			0.02
Basic	$(0.15)		$(0.16)			$(0.16)

Diluted - continuing operations	$(0.15)		$(0.16)			$(0.18)
Diluted - discontinued operations	—		—			0.02
Diluted	$(0.15)		$(0.16)			$(0.16)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	Discontinued Operations Reclassifications	Change in Basis of Presentation	As Restated and Reclassified
Revenues	$2,333.6	$(2.8)	$2,330.8	$(198.0)	$—	$2,132.8
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	1,932.9	0.2	1,933.1	(135.2)	(123.9)	1,674.0
Selling, general and administrative expenses, exclusive of depreciation and amortization	237.7	(0.3)	237.4	(39.9)	123.9	321.4
Depreciation and amortization	72.5	1.1	73.6	(6.5)	—	67.1
Restructuring and other charges	16.7	—	16.7	(2.4)	—	14.3
Total costs and expenses	2,259.8	1.0	2,260.8	(184.0)	—	2,076.8
Operating income (loss)	73.8	(3.8)	70.0	(14.0)	—	56.0
Other income (expense):
Interest expense	(35.3)	—	(35.3)	—	0.1	(35.2)
Foreign exchange gain (loss)	(1.0)	(0.4)	(1.4)	0.2	—	(1.2)
Other, net	4.6	—	4.6	0.1	(0.1)	4.6
Income (loss) before income taxes	42.1	(4.2)	37.9	(13.7)	—	24.2
Income tax (benefit) expense	9.5	(0.9)	8.6	(1.3)	—	7.3
Net income	$32.6	$(3.3)	$29.3	$(12.4)	$—	$16.9

Earnings per common share:
Basic - continuing operations	$0.37		$0.33			$0.19
Basic - discontinued operations	—		—			0.14
Basic	$0.37		$0.33			$0.33

Diluted - continuing operations	$0.37		$0.33			$0.19
Diluted - discontinued operations	—		—			0.14
Diluted	$0.37		$0.33			$0.33

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
Net loss	$(13.1)	$(0.9)	$(14.0)
Foreign currency translation adjustments	(56.0)	0.4	(55.6)
Unrealized gain on derivative instruments	1.6	—	1.6
Other comprehensive loss, before tax	(54.4)	0.4	(54.0)
Income tax expense related to items of comprehensive loss	(0.4)	—	(0.4)
Other comprehensive loss, net of tax	(54.8)	0.4	(54.4)
Comprehensive loss	$(67.9)	$(0.5)	$(68.4)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
Net income	$32.6	$(3.3)	$29.3
Foreign currency translation adjustments	(7.6)	1.0	(6.6)
Net benefit plan adjustments	2.1	—	2.1
Unrealized gain on derivative instruments	1.6	—	1.6
Other comprehensive loss, before tax	(3.9)	1.0	(2.9)
Income tax expense related to items of comprehensive loss	(0.4)	—	(0.4)
Other comprehensive loss, net of tax	(4.3)	1.0	(3.3)
Comprehensive income	$28.3	$(2.3)	$26.0

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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32.6	$(3.3)	$29.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72.5	1.1	73.6
Stock compensation	27.2	—	27.2
Operating lease right-of-use asset expense	20.9	—	20.9
Goodwill and other asset impairments	—	—	—
Deferred income taxes	(12.7)	(0.6)	(13.3)
Other, net	3.5	—	3.5
Change in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable and unbilled services, net	(26.6)	3.5	(23.1)
Decrease in prepaid expenses and other	(3.1)	3.7	0.6
Increase in accounts payable	47.3	(1.4)	45.9
Decrease in deferred revenue	(6.5)	0.5	(6.0)
Decrease in accrued expenses and other	(0.1)	(8.5)	(8.6)
Net cash provided by operating activities	155.0	(5.0)	150.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.9)	—	(30.9)
Proceeds from sale of assets	8.1	—	8.1
Net cash used for investing activities	(22.8)	—	(22.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	24.0	—	24.0
Payments on revolving credit facilities	(24.0)	—	(24.0)
Proceeds from term loans	1,061.4	—	1,061.4
Proceeds from issuance of senior notes	570.0	—	570.0
Debt issuance costs	(26.4)	—	(26.4)
Principal payments of long-term debt	(7.7)	—	(7.7)
Special payment to Former Parent	(1,595.0)	—	(1,595.0)
Net transfers from Parent	(136.7)	1.3	(135.4)
Net cash used for financing activities	(134.4)	1.3	(133.1)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	1.6	(0.7)
Net change in cash and cash equivalents	(4.5)	(2.1)	(6.6)
Cash and cash equivalents at beginning of period	112.0	(1.6)	110.4
Cash and cash equivalents at end of period	$107.5	$(3.7)	$103.8
The cash flows related to discontinued operations have not been segregated and are included in the adjusted and restated statements of cash flows included above.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Prior to the spin-off (the “Spin” or “the Separation”), Fortrea existed and functioned as part of Laboratory Corporation of America Holdings, which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited combined financial statements and corresponding notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) and our unaudited condensed consolidated and combined financial statements and corresponding notes in Item 1. “Financial Statements.” Unless otherwise noted, the following information and discussion relates to our continuing operations.
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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in the “Risk Factors” Section of our Form 10-K, as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: the risk that we may not realize some or all of the benefits expected to result from the Spin, or that such benefits are delayed; risks and consequences that are a result of the Spin; the impacts of becoming an independent public company; our reliance on Labcorp to provide financial reporting and other financial and accounting information for periods prior to the Spin through the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses throughout the transition period and beyond; the risk that establishment of our accounting, enterprise resource planning, and other management systems post the transition period could cost more or take longer than anticipated; our identification of existing material weaknesses in our internal control over financial reporting; the impact of our rebranding; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations and currency fluctuations; our customer or therapeutic area concentrations; any further deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate or over the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; our ability to realize the full purchase price and benefits of the disposition of the Endpoint and Patient Access businesses; and other factors described in the Form 10-K and from time to time in documents that we file with the SEC.
All forward-looking statements are made only as of the date of this Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. For a further discussion of the risks relating to our business, see the “Risk Factors” section of our Annual Report on Form 10-K.
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
Our team of approximately 15,500 employees conducts operations in approximately 100 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology and consulting services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product and medical device development process.
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

Sale of Assets Relating to the Enabling Services Segment
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc. (the “Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which the Seller agreed to sell, and to cause its affiliates to sell, certain assets relating to its Enabling Services Segment (the “Transaction”), including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones, which includes certain services provided through a Transition Services Agreement. The Transaction closed during the second quarter of 2024. The decision to sell such assets relating to the Enabling Services Segment represented a strategic shift that had a significant effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets related to the Enabling Services Segment as assets from discontinued operations and liabilities from discontinued operations on the condensed consolidated balance sheet as of December 31, 2023. The operations of the Enabling Services Segment have been classified as income or loss from discontinued operations on the condensed consolidated and combined statements of operations for all periods presented.
Backlog and Net New Business
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog amounts that have been recognized as revenue in our statements of operations. Our backlog was $7.6 billion as of September 30, 2024.
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
RESULTS OF CONTINUING OPERATIONS
Three and Nine Months Ended September 30, 2024 compared with Three and Nine Months Ended September 30, 2023
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$674.9	$713.8	(5.4)%	$1,999.4	$2,132.8	(6.3)%
The Company’s revenues for the three months ended September 30, 2024 were $674.9, a decrease of 5.4% from revenues of $713.8 in the corresponding period in 2023. The change in revenues was due to a decrease in organic revenues of 5.7%, partially offset by favorable foreign currency translation of 0.2%. The Company defines organic growth as the change in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 5.7% decrease in organic revenues was primarily driven by decreased pass through costs and lower service revenues resulting from the quantity and burn rate of new business wins pre-Spin, along with the mix of later stage and longer duration studies in our portfolio.

The Company’s revenues for the nine months ended September 30, 2024 were $1,999.4, a decrease of 6.3% from revenues of $2,132.8 in the corresponding period in 2023. The change in revenues was due to a decrease in organic revenues. The 6.3% decrease in organic revenues was primarily driven by lower service revenues resulting from the quantity and burn rate of new business wins pre-Spin, the mix of later stage and longer duration studies and decreased pass through costs.
Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Direct costs	$526.6	$563.8	(6.6)%	$1,606.1	$1,674.0	(4.1)%
Direct costs as a % of revenues	78.0%	79.0%		80.3%	78.5%
Direct costs decreased 6.6% during the three months ended September 30, 2024 as compared with the corresponding period in 2023. Direct costs decreased as a percentage of revenues to 78.0% during the three months ended September 30, 2024 as compared to 79.0% in the corresponding period in 2023. The decrease in direct costs was primarily due to lower headcount as well as lower pass through costs, partially offset by an increase in stock compensation and professional fees.
Direct costs decreased 4.1% during the nine months ended September 30, 2024 as compared with the corresponding period in 2023. Direct costs increased as a percentage of revenues to 80.3% during the nine months ended September 30, 2024 as compared to 78.5% in the corresponding period in 2023. The decrease in direct costs was primarily due to lower headcount as well as lower pass through costs, partially offset by an increase in stock compensation and professional fees.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Selling, general and administrative expenses	$136.3	$106.8	27.6%	$412.6	$321.4	28.4%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions. Selling, general and administrative expenses increased by 27.6% during the three months ended September 30, 2024 as compared with the corresponding period in 2023. The increase was primarily due to an increase in professional fees and other costs to support the exit of the Transition Services Agreement with Labcorp and personnel and information technology costs as a stand-alone company.
Selling, general and administrative expenses increased by 28.4% during the nine months ended September 30, 2024 as compared with the corresponding period in 2023. The increase was primarily due to an increase in professional fees and other costs to support the exit of the Transition Services Agreement with Labcorp and personnel and information technology costs as a stand-alone company, partially offset by the removal of Former Parent corporate allocations.

Depreciation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Depreciation expense	$6.0	$7.6	(21.1)%	$18.9	$21.5	(12.1)%
The decrease in depreciation expense for the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, was due to a decrease in depreciable property, plant and equipment, primarily IT assets.
Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Amortization of intangibles and other assets	$15.2	$15.2	—%	$45.6	$45.6	—%
The change in amortization of intangibles and other assets during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, was not significant.
Restructuring and Other Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Restructuring and other charges	$8.8	$10.1	(12.9)%	$22.5	$14.3	57.3%
During the three and nine months ended September 30, 2024, the Company recorded net restructuring charges of $8.8 and $22.5, respectively, which are reflected within restructuring and other charges in the condensed consolidated and combined statements of operations. These charges are associated with Company actions to align resources, and restructure certain operations and include eliminating redundant positions and aligning resources and facilities for cost improvements and to meet customer requirements.
During the three and nine months ended September 30, 2023, the Company recorded net restructuring charges of $10.1 and $14.3, respectively. These costs were associated with general cost improvements, eliminating redundant positions and aligning resources and facilities for cost improvements and to meet our customer requirements.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest expense	$22.4	$34.6	(35.3)%	$101.9	$35.2	189.5%
The decrease in interest expense for the three months ended September 30, 2024, as compared with the corresponding period in 2023, is primarily due to the pay down of $70.2 on term loan A and $412.5 on term loan B in the six months ended June 30, 2024.
The increase in interest expense for the nine months ended September 30, 2024, as compared with the corresponding period in 2023, is primarily due to the incurrence of indebtedness, consisting of borrowings under senior secured term loan facilities and senior secured notes, and the write-off of $12.2 of debt issuance costs associated with the pay down of debt in the quarter ended June 30, 2024.
Foreign Exchange Gain (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Foreign exchange gain (loss)	$(0.2)	$(1.2)	(83.3)%	$(7.0)	$(1.2)	483.3%
The foreign exchange loss for the three and nine months ended September 30, 2024 compared to the foreign exchange gain (loss) for three and nine months ended September 30, 2023 changed primarily due to the relative weakening of the U.S. Dollar against the British Pound and the Euro.
Other, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Other, net	$4.8	$3.6	33.3%	$15.1	$4.6	228.3%
The increase in Other, net for the three and nine months ended September 30, 2024, as compared with the corresponding periods in 2023, is primarily related to the recognition of a contingent consideration payment on a sale of a facility to a third party that is no longer in use by the Company and income related to services provided under Transition Services Agreements.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax (benefit) expense	$(17.3)	$(5.8)	$(2.5)	$7.3
Income tax (benefit) expense as a % of income (loss) before tax	48.3%	26.5%	1.2%	30.2%
For the three months ended September 30, 2024, the Company's effective tax rate was 48.3% compared to the 2023 tax rate of 26.5%. For the nine months ended September 30, 2024, the Company's effective tax rate was 1.2% compared to the 2023 tax rate of 30.2%. The fluctuations in the quarter-to-date and year-to-date periods were primarily due to valuation allowance, employee benefits, and a foreign rate differential impact.
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
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 6 - Debt to our condensed consolidated and combined financial statements. During the nine months ended September 30, 2024, we paid down $70.2, on term loan A and $412.5, on term loan B, respectively.

On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity, which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of September 30, 2024, we had sold $300.0 of receivables with net proceeds of $297.9.
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
Cash Flows for the nine months ended September 30, 2024 and 2023
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated and combined statements of cash flows and the discussion of the cash flow activity. In summary, the Company’s cash flows were as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$245.7	$150.0
Net cash provided by (used for) investing activities	248.1	(22.8)
Net cash used for financing activities	(496.7)	(133.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.7)
Net change in cash and cash equivalents	$(3.3)	$(6.6)
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2024 and 2023 totaled $105.3 and $103.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the nine months ended September 30, 2024, the Company’s operations provided $245.7 of cash as compared to $150.0 of cash provided by operations during the nine months ended September 30, 2023. The increase of $95.7 for the nine months ended September 30, 2024 was primarily due to cash from accounts receivable, including the sale of receivables under the Receivables Facility, offset by higher use of cash for interest and income taxes and the decrease in net income.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $248.1 as compared to net cash used for investing activities of $22.8 for the nine months ended September 30, 2023. The $270.9 increase in net cash provided by investing activities for the nine months ended September 30, 2024 was primarily due to $276.6 of net proceeds from the sale of the Enabling Services Segment and a year over year decrease in capital expenditures. Capital expenditures were $28.7 and $30.9 for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures in 2024 were 1.4% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas and geographies to drive growth and to improve efficiency of the Company’s operations. Such expenditures are expected to be funded primarily by cash flow from operations.

Cash Flows from Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2024 was $496.7 compared to cash used for financing activities of $133.1 for the nine months ended September 30, 2023. Cash used for financing activities for the nine months ended September 30, 2024 was related to principal payments on the term loan A and term loan B.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies to the consolidated and combined financial statements included in the Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes. Refer to Note 7- Derivative Instruments and Hedging Activities to the condensed consolidated and combined financial statements for information on how the Company utilizes derivative financial instruments.
Foreign Currency Exchange Rates
Approximately 17.2% and 16.6% of our revenues for the nine months ended September 30, 2024 and 2023, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated and combined financial results. In the nine months ended September 30, 2024 and the year ended December 31, 2023, the most significant currency exchange rate exposure was the Euro. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the nine months ended September 30, 2024 by approximately $1.8. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $38.0 and $(6.6) at September 30, 2024 and September 30, 2023, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
Prior to the Spin, these changes in fair value were included in the combined statements of operations as part of corporate allocations.
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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. A majority of this debt bears interest at a variable rate, and we entered into a floating-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At September 30, 2024, we had $572.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future floating-to-fixed interest rate swap transactions, a hypothetical 1% increase in interest rates would result in increased interest expenses of $5.7. We expect to manage our interest rate risk but expect to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 6- Debt to the condensed consolidated and combined financial statements.

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
Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weaknesses described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As reported in our Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 24, 2024, management identified material weaknesses in our internal controls over financial reporting that existed because the company did not have sufficient resources which in turn led to an inability to effectively perform certain control activities and fulfill its internal control and accounting responsibilities. As of September 30, 2024, the previously identified material weaknesses in our internal controls over financial reporting had not been remediated.
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

Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 - Commitments and Contingent Liabilities to the condensed consolidated and combined financial statements, which is incorporated herein by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers may engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised and for diversification or other personal reasons.
Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
During the quarterly period covered by this report, none of our directors or officers entered into or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) except as follows:
In September 2024, we adopted a policy for awards that will vest in the year ended December 31, 2025 and beyond (unless and until such policy is subsequently terminated or modified by the Company) pursuant to which any participant in our equity incentive plans is required to sell, upon the vesting or settlement of any restricted stock units (“RSUs”) or performance share awards (“PSAs”), a portion of the shares subject to the award sufficient to cover tax withholding obligations and to remit an amount equal to such tax withholding obligations to the Company. In connection with the adoption of the policy, the Management Development and Compensation Committee of our board of directors (the “MDCC”) approved a new form of Restricted Stock Unit Agreement and Performance Share Award Agreement to institute automatic sell-to-cover, and such forms are filed with this Form 10-Q as Exhibits 10.1 and 10.2. Additionally, the MDCC and Thomas Pike amended his current RSU Agreement to implement automatic sell-to-cover, and such amendment to Thomas Pike’s RSU agreement is filed with this Form 10-Q as Exhibit 10.3.
Additionally, on September [16], 2024, Thomas Pike, our Chairman and Chief Executive Officer, Jill McConnell, our Chief Financial Officer, Mark Morais, our Chief Operations Officer and President, Stillman Hanson, our General Counsel, and Robert Parks, our Chief Accounting Officer, entered into trading instructions intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and to provide for certain sell-to-cover transactions (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) with respect to certain RSUs and PSAs (the “Sell-to-Cover Instructions”). The Sell-to-Cover Instructions provide for the pre-arranged sale of shares in amounts necessary to satisfy our tax withholding obligations arising exclusively from the vesting of certain RSUs and PSAs, which will be based on the then fair market value of the shares of our common stock subject to the RSUs or PSAs, as applicable, that are settled on each applicable vesting date. The proceeds of any such sale will be delivered to the Company in satisfaction of such tax withholding obligations.

The Sell-to-Cover Instructions are subject to applicable “cooling-off periods,” consistent with Rule 10b5-1(c)(1)(ii)(B) of the Exchange Act. Each of the relevant officer’s Sell-to-Cover Instructions apply with respect to the first award of RSUs or PSAs granted by us after the Separation (including any converted equity grants from Former Parent) or the officer’s hire date (if later), and any RSUs or PSAs that may be granted to them by us from time to time following such date, other than any future granted RSUs or PSAs which by the terms of the applicable award agreements or by a policy of the Company then in effect require us to withhold shares to satisfy tax withholding obligations in connection with the vesting and settlement of such RSUs or PSAs or that do not permit sell-to-cover transactions. The amount of shares to be sold to satisfy our tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to an officer’s Sell-to-Cover Instructions is dependent on future events which cannot be known at this time, including the final vesting date of certain RSUs and PSAs and such officer’s termination of service.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	Form of Restricted Stock Unit Award.	X
10.2	Form of Performance Share Award Agreement.	X
10.3	First Amendment dated September 13, 2024 to the Restricted Stock Unit Award Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ JILL McCONNELL
Name:	Jill McConnell
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: November 8, 2024