Form 10-Q
period 2025-03-31
Fortrea Holdings Inc.
filed 2025-05-12
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

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
(Registrant's telephone number, including area code) (877)-495-0816

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 90.5 million shares of common stock as of May 8, 2025.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$101.6	$118.5
Accounts receivable and unbilled services, net	729.0	659.5
Prepaid expenses and other	139.7	170.2
Total current assets	970.3	948.2
Property, plant and equipment, net	150.2	156.3
Goodwill, net	1,242.5	1,710.4
Intangible assets, net	651.3	655.7
Deferred income taxes	5.4	5.2
Other assets, net	101.4	103.4
Total assets	$3,121.1	$3,579.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110.2	$138.2
Accrued expenses and other current liabilities	347.2	369.8
Unearned revenue	364.4	353.3
Current portion of long-term debt	163.8	74.8
Short-term operating lease liabilities	13.5	13.4
Total current liabilities	999.1	949.5
Long-term debt, less current portion	1,049.9	1,049.7
Operating lease liabilities	59.1	60.6
Deferred income taxes and other tax liabilities	117.9	121.7
Other liabilities	36.3	35.3
Total liabilities	2,262.3	2,216.8
Commitments and contingent liabilities (Note 9)
Equity
Common stock, 90.5 and 89.7 shares outstanding at March 31, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	2,056.8	2,042.2
Accumulated deficit	(959.9)	(397.0)
Accumulated other comprehensive loss	(238.2)	(282.9)
Total equity	858.8	1,362.4
Total liabilities and equity	$3,121.1	$3,579.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$651.3	$662.1
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	534.8	554.2
Selling, general and administrative expenses, exclusive of depreciation and amortization	121.8	120.1
Depreciation and amortization	19.5	21.9
Goodwill and other asset impairments	488.8	—
Restructuring and other charges	6.5	3.3
Total costs and expenses	1,171.4	699.5
Operating loss	(520.1)	(37.4)
Other income (expense):
Interest expense	(22.3)	(34.3)
Foreign exchange loss	(5.6)	(5.3)
Other, net	—	1.3
Loss from continuing operations before income taxes	(548.0)	(75.7)
Income tax expense	14.9	4.1
Loss from continuing operations	(562.9)	(79.8)
Loss from discontinued operations, net of tax	—	(21.2)
Net loss	$(562.9)	$(101.0)

Earnings (loss) per common share
Basic and diluted earnings (loss) per share from continuing operations	$(6.25)	$(0.89)
Basic and diluted earnings (loss) per share from discontinued operations	—	(0.24)
Basic and diluted earnings (loss) per share	$(6.25)	$(1.13)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(562.9)	$(101.0)
Foreign currency translation adjustments	45.2	(27.7)
Unrealized gain (loss) on derivative instruments	(0.7)	2.1
Other comprehensive income (loss) before tax	44.5	(25.6)
Benefit (provision) for income tax related to items of comprehensive income	0.2	(0.5)
Other comprehensive income (loss), net of tax	44.7	(26.1)
Comprehensive loss	$(518.2)	$(127.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	89.7	$0.1	$2,042.2	$(397.0)	$(282.9)	$1,362.4
Net loss	—	—	—	(562.9)	—	(562.9)
Other comprehensive income, net of tax	—	—	—	—	44.7	44.7
Stock compensation	—	—	14.6	—	—	14.6
Issuance of common stock under employee stock plan	0.8	—	—	—	—	—
Balance at March 31, 2025	90.5	$0.1	$2,056.8	$(959.9)	$(238.2)	$858.8

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	88.8	$0.1	$1,998.0	$(68.5)	$(215.5)	$1,714.1
Net loss	—	—	—	(101.0)	—	(101.0)
Other comprehensive loss, net of tax	—	—	—	—	(26.1)	(26.1)
Stock compensation	—	—	15.1	—	—	15.1
Issuance of common stock	0.6	—	—	—	—	—
Net share settlement tax payments from issuance of stock to employees	—	—	(10.4)	—	—	(10.4)
Other	—	—	0.2	—	—	0.2
Balance at March 31, 2024	89.4	$0.1	$2,002.9	$(169.5)	$(241.6)	$1,591.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(562.9)	$(101.0)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	19.5	23.5
Stock compensation	14.6	15.1
Credit loss expense	4.5	5.8
Operating lease right-of-use asset expense	3.0	6.2
Operating lease right-of-use asset impairment	3.2	—
Goodwill and other asset impairments	488.8	24.0
Deferred income taxes	(6.6)	4.2
Other, net	0.3	(12.1)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled services, net	(70.5)	34.7
Decrease (increase) in prepaid expenses and other	17.6	(25.5)
Decrease in accounts payable	(28.4)	(0.9)
Increase in deferred revenue	10.4	26.4
Decrease in accrued expenses and other	(17.7)	(26.0)
Net cash used for operating activities	(124.2)	(25.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.9)	(9.3)
Proceeds from sale of business, net	19.0	—
Proceeds from sale of assets	—	0.1
Net cash provided by (used for) investing activities	16.1	(9.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	166.5	271.0
Payments on revolving credit facilities	(77.5)	(242.0)
Debt issuance costs	(0.6)	—
Principal payments of long-term debt	—	(7.7)
Net cash provided by financing activities	88.4	21.3
Effect of exchange rate changes on cash and cash equivalents	2.8	(2.3)
Net change in cash and cash equivalents	(16.9)	(15.8)
Cash and cash equivalents at beginning of period	118.5	108.6
Cash and cash equivalents at end of period	$101.6	$92.8

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Description of Business
Fortrea Holdings Inc. (“Fortrea” or the “Company”), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development solutions to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider, and Hybrid Service structures. The Company has a rich history of providing clinical development services for more than 30 years across more than 20 therapeutic areas. The Company leverages its global scale, clinical data insights, scientific and therapeutic expertise, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to its customers. With what the Company believes is a distinctive market offering, Fortrea meets growing global demand for clinical development services. The Company has established access to all key markets worldwide through a strategic footprint of primary office locations in five countries (the United States, the United Kingdom, China, India and Singapore) with field operations in other jurisdictions worldwide.
Reportable Segment
The Company manages its business in one reportable segment, Clinical Services, that provides development and consulting services across the clinical pharmacology and clinical development spectrum.
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, to sell the operations of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries; which are all collectively referred to as the Enabling Services Segment. The Transaction closed during the second quarter of 2024. Refer to Note 2, “Discontinued Operations” for further discussion.
For all periods presented, the Company's consolidated revenues from continuing operations were generated from the Clinical Services segment, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The Company’s chief operating decision maker allocates resources and assesses performance for the Clinical Services segment. For further financial information about the segment, see Note 14, “Business Segment Information”.
Discontinued Operations
In accordance with the definition of discontinued operations, the Company's decision to sell the assets relating to the Enabling Services Segment represented a strategic shift that had a major effect on the Company's results of operations for the periods presented. The operations of the Enabling Services Segment have been classified as income (loss) from discontinued operations on the condensed consolidated statements of operations for all periods presented.
Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to the Company’s continuing operations.
Unaudited Interim Financial Information

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Substantially all of the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of March 31, 2025, two pharmaceutical customers accounted for 14.3% and 10.1% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2024, two pharmaceutical companies accounted for approximately 22.2% and 13.8% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended March 31, 2025, one customer accounted for approximately 15.4% of revenues. For the three months ended March 31, 2024, two customers accounted for 14.0% and 13.0% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Recently Issued and Adopted Accounting Standards
In December 2023, the FASB issued guidance to require qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The new guidance requires disclosure of certain costs and expenses in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2.     DISCONTINUED OPERATIONS
On March 9, 2024, the Company entered into the Purchase Agreement with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which Fortrea Inc. agreed to sell, and to cause its affiliates to sell, net assets relating to its Enabling Services Segment (the “Transaction”), specifically its Patient Access and Endpoint businesses, including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones. The Transaction closed during the second quarter of 2024. The first milestone payment in the amount of $20.0 was received in the first quarter of 2025.
Financial Information of Discontinued Operations
The following table summarizes the significant line items included in income (loss) from discontinued operations, net of income tax in the condensed consolidated statements of operations for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Revenues	$65.7
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	41.4
Selling, general and administrative expenses, exclusive of depreciation and amortization	15.6
Depreciation and amortization	1.6
Long-lived and goodwill asset impairments	24.0
Restructuring and other charges	0.5
Total costs and expenses	83.1
Loss from discontinued operations before income taxes	(17.4)
Income tax expense	3.8
Loss from discontinued operations, net of tax	$(21.2)
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
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table summarizes depreciation and amortization, capital expenditures and the significant cash flow and noncash items from discontinued operations for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Depreciation and amortization	$1.6
Goodwill impairment	24.0
Capital expenditures	3.7
There were no significant operating or investing noncash items related to discontinued operations for the three months ended March 31, 2024.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
3.    REVENUES
The Company’s revenues by geography for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$309.5	$200.3	$141.5	$651.3	$305.9	$208.3	$147.9	$662.1
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	March 31, 2025	December 31, 2024
Sales commission assets	$20.0	$22.1
Deferred contract costs	0.9	1.1
Total	$20.9	$23.2
Amortization related to sales commission assets for the three months ended March 31, 2025 and 2024 was $3.1 and $2.6, respectively. Amortization related to deferred contract costs for the three months ended March 31, 2025 and 2024 was $0.2 and $0.4, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	March 31, 2025	December 31, 2024
Accounts receivable	$191.2	$156.5
Unbilled services	580.6	542.3
Less: allowance for credit losses	(42.8)	(39.3)
Total	$729.0	$659.5

Unearned revenue	$364.4	$353.3
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $88.7 and $92.4 for the three months ended March 31, 2025 and 2024, respectively. Additionally, as of the quarter ended March 31, 2025, the Company had sold $300.0 of receivables as described in the Receivables Securitization Program section below.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The rollforward for the allowance for credit losses for the three months ended March 31, 2025 is as follows:

Allowance for credit losses as of December 31, 2024	$39.3
Credit loss expense	4.5
Write-offs	(1.0)
Allowance for credit losses as of March 31, 2025	$42.8
Performance Obligations Under Long-Term Contracts
As of March 31, 2025, approximately $4,492.5 of revenues are expected to be recognized from remaining performance obligations. The Company expects to recognize approximately 28% of the existing performance obligations as of March 31, 2025 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years.
During the three months ended March 31, 2025, there were reductions of approximately $16 in revenue related to performance obligations partially satisfied in previous periods. Of this reduction, the majority of the change was associated with changes in scope or price and a smaller portion related to changes in estimated effort to complete customer contract obligations. The change in estimate resulted in an estimated reduction to revenue of $3, and an increase in loss from continuing operations of $2 and in loss per share of $0.03.
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
Receivables Securitization Program
On May 6, 2024, the Company entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), who in turn, may sell receivables to a third-party financial institution in exchange for cash. The facility is without recourse to the Company or any subsidiaries of the Company, other than with respect to limited indemnity obligations of Fortrea Inc., in respect to the character of the receivables sold and as to the performance of its duties as servicer and a limited performance guaranty by the Company. All unsold accounts receivable held by the SPE are pledged as collateral to secure the collectability of the sold receivables. The Receivables Facility is scheduled to terminate on May 6, 2027, unless terminated earlier pursuant to its terms.
As of March 31, 2025, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total costs associated with the sale were $4.4 for the three months ended March 31, 2025 and are included within selling, general and administrative costs in the condensed consolidated statement of operations for the three months ended March 31, 2025.
4.    RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of 2024, the Company approved a restructuring plan to streamline its operations and eliminate redundant positions. This plan, which relates primarily to severance benefits, was accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits. Action under this restructuring plan is expected to continue through 2025.
The following represents the Company’s restructuring accrual activities for the periods indicated:

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2024	$23.1	$0.6	$23.7
Restructuring charges	1.2	0.6	1.8
Cash payments and other adjustments	(10.2)	(0.6)	(10.8)
Balance as of March 31, 2025	$14.1	$0.6	$14.7

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2023	$1.1	$3.2	$4.3
Restructuring charges	4.1	—	4.1
Reduction of prior restructuring accruals	—	(2.9)	(2.9)
Cash payments and other adjustments	(2.3)	—	(2.3)
Balance as of March 31, 2024	$2.9	$0.3	$3.2
The restructuring liabilities are current as of March 31, 2025 and December 31, 2024 and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
5.    EARNINGS (LOSS) PER SHARE
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
The following represents the computation of basic and diluted earnings (loss) per share from continuing operations per share.

	Three Months Ended March 31,
	2025			2024
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from continuing operations per share:
Net earnings (loss)	$(562.9)	90.1	$(6.25)	$(79.8)	89.2	$(0.89)
The following represents the computation of basic and diluted earnings (loss) per share from discontinued operations per share.

	Three Months Ended March 31,
	2025			2024
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from discontinued operations per share:
Net earnings (loss)	$—	—	$—	$(21.2)	89.2	$(0.24)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Diluted earnings per share represent the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and unissued restricted stock awards. Potential common shares are also considered antidilutive in the event of a net loss from operations. There were no dilutive common shares for any period presented as the inclusion would be antidilutive.
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Employee stock options and awards	2.5	1.2
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	1.1	1.2
6.    GOODWILL
The Company's policy is to assess goodwill for impairment annually as of October 1, with more frequent assessments if events or changes in circumstances indicate the carrying amount may not be recoverable. Based on the annual test performed on October 1, 2024, it was previously determined that the fair values of the Company’s reporting units were greater than the carrying values, resulting in no impairment. For the Clinical Development reporting unit, the fair value of the business exceeded the book value by approximately 10% as of October 1, 2024.
During the three months ended March 31, 2025, due to a sustained decline in the Company’s share price and uncertainties in global macroeconomic conditions, the Company determined that an indicator of impairment existed. As a result, the Company performed an interim impairment test.

For the goodwill impairment test as of March 31, 2025, the fair values of the Clinical Development and Clinical Pharmacology reporting units were computed using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
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
Based upon the results of the qualitative and quantitative assessments as of March 31, 2025, the Company concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $488.8.
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 and 2024 are as follows:

	March 31, 2025	March 31, 2024
Balance as of December 31	$1,710.4	$1,739.4
Impairment	(488.8)	—
Foreign currency impact and other adjustments to goodwill	20.9	(11.8)
Balance as of March 31	$1,242.5	$1,727.6

7.    DEBT
The current portion of long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
Current portion of 7.5% senior notes due 2030	$76.0	$76.0
Senior secured revolving credit facility	89.0	—
Debt issuance discount and fees	(1.2)	(1.2)
Total short-term borrowings and current portion of long-term debt	$163.8	$74.8
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
7.5% senior notes due 2030	$494.0	$494.0
Senior secured term loan A due 2028	417.3	417.3
Senior secured term loan B due 2030	154.7	154.7
Debt issuance discount and fees	(16.1)	(16.3)
Total long-term debt	$1,049.9	$1,049.7
Senior Notes
On June 27, 2023, the Company issued $570.0 aggregate principal amount of 7.50% senior notes due 2030 (the “Notes”). Interest on these notes is payable semi-annually on January 1 and July 1 of each year. Net proceeds from the offering of the Notes were $560.2 after deducting expenses of the offering.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The bond indenture for the Notes contains an asset sale covenant that effectively requires the Company to utilize a prorated portion of the Net Cash Proceeds from an Asset Sale, each as defined in the indenture, to retire Notes. Absent an amendment to the indenture or other transaction related to these Notes, Fortrea currently expects that the sale of net assets relating to its Enabling Services Segment will require the Company to offer to repurchase, purchase on the open market or redeem approximately $76.0 of the Notes by the fourth quarter of 2025, which has been classified as current portion of long-term debt in the consolidated balance sheet as of March 31, 2025.
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
The Company drew on the term loan A and term loan B on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of March 31, 2025, the effective interest rate on the term loan A and term loan B was 6.57% and 8.07%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There was $89.0 outstanding on the Company’s current revolving credit facility and $361.0 was available for borrowing as of March 31, 2025. No balances were outstanding as of December 31, 2024. As of March 31, 2025, the effective interest rate on the revolving credit facility was 7.28%. There is a commitment fee associated with the revolving credit facility of 0.35% (per annum and paid quarterly) and an annual $0.1 agency fee (paid in quarterly installments). The credit facility matures on June 30, 2028. There were no outstanding letters of credit under the Credit Agreement as of March 31, 2025.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On February 28, 2025, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2025 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Instruments
The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and foreign currency exchange rates, through a program of risk management that includes, from time to time, the use of derivative instruments such as foreign currency forward contracts and interest rate swap agreements. The Company does not hold or issue derivative instruments for trading purposes. The derivative instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		March 31, 2025		December 31, 2024
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$(0.4)	$0.1	$(0.2)
	Other liabilities	—	(0.8)	—	(0.4)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$0.1	$—	$—	$—
	Other current liabilities	—	(0.9)	—	(1.2)
The notional amounts of the Company’s interest rate swaps and foreign currency forward contracts were $150.0 and $256.5 as of March 31, 2025 and $150.0 and $468.6 as of December 31, 2024, respectively.
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated statements of comprehensive loss:

	Pre-Tax Gain (Loss) Included in Other Comprehensive Income
	Three Months Ended March 31,
	2025	2024
Interest rate swaps	$(0.7)	$2.5
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in the condensed consolidated statements of operations:

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		Three Months Ended March 31,
	Statement of Operations Classification	2025	2024
Interest rate swaps	Interest expense	$—	$(0.4)
The estimated amount of pre-tax net losses included in other comprehensive loss that is expected to be reclassified into earnings over the twelve months following March 31, 2025, is $0.4.
Refer to Note 10, “Preferred Stock and Common Shareholders' Equity” for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the loss for derivative contracts not designated as hedges included in the Company’s condensed consolidated statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended March 31,
	Statement of Operations Classification	2025	2024
Foreign currency forward contracts	Foreign exchange gain (loss)	$0.4	$(0.8)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
9.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The outcomes of such proceedings are inherently unpredictable and subject to significant uncertainties. When the Company determines that it has a meritorious defense to any claims asserted, the Company defends itself vigorously; however the Company also considers and enters into discussions regarding settlement of disputes, and may enter into settlement agreements, if in management’s judgment, it is in the best interest of the Company to do so. For the three months ended March 31, 2025, the Company recorded legal expenses of $1.9 related to legal matters initiated prior to the spin. The Company does not believe that any liabilities resulting from claims and legal actions will have a material effect on its financial condition, results of operations or cash flows.
It was previously disclosed that there was an issue in a customer’s trial caused by a third-party vendor not affiliated with the Company. As part of working with this customer, the Company made concessions and provide discounts and other consideration to the customer in the amount of $12.5 as part of a multi-party solution to facilitate the ongoing trials, of which $1.7 was recorded as a reduction of revenue for the three months ended March 31, 2024. There were no related reductions of revenue during the three months ended March 31, 2025, as the agreed-upon amount had been satisfied.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
10.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of March 31, 2025 and December 31, 2024.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(276.0)	$(6.5)	$(0.4)	$(282.9)
Current quarter foreign exchange adjustments	45.2	—	—	45.2
Unrealized loss on derivative instruments	—	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Tax effect of adjustments	—	—	0.2	0.2
Balance at March 31, 2025	$(230.8)	$(6.5)	$(0.9)	$(238.2)

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(206.7)	$(7.4)	$(1.4)	$(215.5)
Current quarter foreign exchange adjustments	(27.7)	—	—	(27.7)
Unrealized gain on derivative instruments	—	—	2.5	2.5
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	(0.5)	(0.5)
Balance at March 31, 2024	$(234.4)	$(7.4)	$0.2	$(241.6)
11.    INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company recognized income tax expenses of $14.9 and $4.1, respectively, which resulted in effective tax rates of (2.7)% and (5.4)%, respectively. The effective tax rate for the three months ended March 31, 2025 was lower than the Company’s statutory tax rate primarily due to impairment of goodwill that has no tax benefit, an increase in valuation allowance, BEAT, non-deductible compensation expenses and withholding taxes for 2025 non-U.S. earnings that are not permanently reinvested. The effective tax rate for the three months ended March 31, 2024 was lower than the Company’s statutory tax rate primarily due to a change in valuation allowance, the geographic mix of earnings, and non-deductible compensation expenses.
12.    STOCK COMPENSATION PLANS
The Company granted 5.6 and 0.5 of restricted stock units and performance share awards, respectively, during the three months ended March 31, 2025 with weighted average grant date fair values of $10.65 and $8.13 per share.
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated statements of operations were as follows:

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Direct costs	$11.6	$9.0
Selling, general and administrative expenses	3.0	4.5
Total stock compensation expense	$14.6	$13.5

Income tax benefits	$2.3	$2.0

13.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$34.2	$44.6
Income taxes, net of refunds	5.4	5.4
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	—	(0.5)
14.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2025 and 2024. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea Chief Executive Officer has been identified as the CODM.
The CODM allocates resources and assesses performance based on the underlying businesses which determines the Company's operating segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Subsequent to the sale of the Enabling Services Segment in 2024, the Company reports its business in one reportable segment: Clinical Services, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The measure of segment profit or loss that the CODM uses to evaluates performance and allocate resources is segment operating income. The CODM uses segment operating income to monitor budget versus actual results and to make decisions about resources to be allocated to the segment and assess its performance.
In accordance with ASU 2023-07, Improvements to Reportable Segment Disclosures, significant expenses included within segment operating income have been assessed and disclosed in the table below. Corporate costs not included in the segment operating income measure provided to the CODM are included within “Corporate costs not included in segment operating income.” Segment asset information is not presented because it is not used by the CODM at the segment level.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Segment operating income for the three months ended March 31, 2025 and 2024 is reconciled to income (loss) from continuing operations before income taxes as follows:

	Three Months Ended March 31,
	2025	2024
Revenues	$651.3	$662.1
Less:
Pass through costs	239.9	235.2
Direct costs	294.1	318.4
Selling, general and administrative expenses	104.8	102.4
Depreciation	5.0	6.6
Segment operating income	7.5	(0.5)
Corporate costs not included in segment operating income	17.8	18.3
Amortization	14.5	15.3
Goodwill and other asset impairments	488.8	—
Restructuring and other charges	6.5	3.3
Operating loss	(520.1)	(37.4)
Interest expense	(22.3)	(34.3)
Foreign exchange loss	(5.6)	(5.3)
Other, net	—	1.3
Loss from continuing operations before income taxes	$(548.0)	$(75.7)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Prior to the spin-off which was completed on June 30, 2023 (the “Spin” or “the Separation”), Fortrea existed and functioned as part of Labcorp Holdings Inc., which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated and combined financial statements and corresponding notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) and our unaudited condensed consolidated financial statements and corresponding notes in Item 1. “Financial Statements.” Unless otherwise noted, the following information and discussion relates to our continuing operations.
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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in the “Risk Factors” Section of our Form 10-K, as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: the impacts of becoming and our limited operating history as an independent public company; our ability to maintain financial reporting and other financial and accounting information following the Spin due to the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses; the risk that establishment of our accounting, enterprise resource planning, and other management systems post the transition period could cost more or take longer than anticipated; the impact of building our brand and increasing our value; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations including but not limited to currency fluctuations and trade policies; our customer or therapeutic area concentrations; any deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate over the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; our ability to complete the divestiture of Endpoint Clinical and Fortrea Patient access businesses on time or at all and our ability to realize the full purchase price and benefits of the transaction; and other factors described in the Form 10-K and from time to time in documents that we file with the SEC.
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
Company Overview
Fortrea, a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development solutions to pharmaceutical, biotechnology and medical device customers. We offer customers highly flexible delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid Service structures. We have a rich history of providing clinical development services for over 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, we completed the Spin from Labcorp. We leverage our global scale, scientific and therapeutic expertise, clinical data insights, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to our customers. With what we believe is a distinctive market offering, Fortrea meets growing global demand for clinical development services.
Our team of approximately 15,000 employees conducts operations in approximately 100 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology, and consulting services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product, and medical device development process.

Sale of Assets Relating to the Enabling Services Segment
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc. (the “Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which the Seller agreed to sell, and to cause its affiliates to sell, certain assets relating to its Enabling Services Segment (the “Transaction”), including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones, which includes certain services provided through a Transition Services Agreement. The Transaction closed during the second quarter of 2024. The first milestone payment in the amount of $20.0 was received in the first quarter of 2025. The decision to sell such assets relating to the Enabling Services Segment represented a strategic shift that had a significant effect on the Company's results and operations for the periods presented. As a result, the operations of the Enabling Services Segment have been classified as loss from discontinued operations on the condensed consolidated statements of operations.
Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog amounts that have been recognized as revenue in our statements of operations. Our backlog was $7.7 billion as of March 31, 2025.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$651.3	$662.1	(1.6)%
The Company’s revenues for the three months ended March 31, 2025 were $651.3, a decrease of 1.6% from revenues of $662.1 in the corresponding period in 2024. The change in revenues was due to a decrease in organic revenues of 1.1% and unfavorable foreign currency translation of 0.5%. The Company defines organic growth as the change in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 1.1% decrease in organic revenues was primarily driven by lower clinical development revenues resulting primarily from a slower backlog burn rate resulting from the mix of complex and longer duration studies in our portfolio as well as slower study start up on our biotech studies. This decrease was partially offset by an increase in revenue resulting from higher pass through costs and growth in our clinical pharmacology business.

Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2025	2024	Change
Direct costs	$534.8	$554.2	(3.5)%
Direct costs as a % of revenues	82.1%	83.7%
Direct costs consist primarily of payroll and related benefits for project-related employees, reimbursable expenses (pass through costs), transition services agreement costs, information technology costs, and other direct costs.
Direct costs decreased 3.5% during the three months ended March 31, 2025 as compared with the corresponding period in 2024. Direct costs decreased as a percentage of revenues to 82.1% during the three months ended March 31, 2025 as compared to 83.7% in the corresponding period in 2024. The decrease in direct costs was primarily due to lower headcount and personnel costs. This decrease was partially offset by an increase in pass through costs and professional fees, as well as a reduction in research and development tax credits.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2025	2024	Change
Selling, general and administrative expenses	$121.8	$120.1	1.4%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, transition services agreement costs, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Selling, general and administrative expenses increased by 1.4% during the three months ended March 31, 2025 as compared with the corresponding period in 2024. The increase was primarily due to an increase in personnel costs and professional fees to support the establishment of our corporate functions as a stand-alone company as well as $4.4 of costs associated with the receivable securitization program. This increase was partially offset by lower transition service agreement costs.
Depreciation Expense

	Three Months Ended March 31,
	2025	2024	Change
Depreciation expense	$5.0	$6.6	(24.2)%
The decrease in depreciation expense for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was due to a decrease in depreciable property, plant and equipment, primarily IT assets.
Amortization Expense

	Three Months Ended March 31,
	2025	2024	Change
Amortization of intangibles and other assets	$14.5	$15.3	(5.2)%
The change in amortization of intangibles and other assets during the three months ended March 31, 2025, as compared to the corresponding period in 2024, was due to certain intangible assets reaching the end of their useful lives during the three months ended March 31, 2025.

Goodwill and other asset impairments

	Three Months Ended March 31,
	2025	2024	Change
Goodwill and other asset impairments	$488.8	$—	nm
Goodwill impairment for the three months ended March 31, 2025 was $488.8. This impairment was specific to the Clinical Development reporting unit. There were no goodwill and other asset impairments for the three months ended March 31, 2024.
Restructuring and Other Charges

	Three Months Ended March 31,
	2025	2024	Change
Restructuring and other charges	$6.5	$3.3	97.0%
The increase in restructuring and other charges for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was due to continued charges associated with the Company’s actions to streamline its operations and eliminate redundant positions including $3.2 in impairment of facility related assets during the three months ended March 31, 2025.
Interest Expense

	Three Months Ended March 31,
	2025	2024	Change
Interest expense	$22.3	$34.3	(35.0)%
The decrease in interest expense for the three months ended March 31, 2025, as compared with the corresponding period in 2024, is primarily due to the pay down of $70.2 on term loan A and $412.5 on term loan B in the six months ended June 30, 2024.
Foreign Exchange Loss

	Three Months Ended March 31,
	2025	2024	Change
Foreign exchange loss	$(5.6)	$(5.3)	5.7%
The foreign exchange loss for the three months ended March 31, 2025 compared to the foreign exchange loss for three months ended March 31, 2024 was primarily due to the fluctuations in the U.S. Dollar against the British Pound and the Euro.
Other, net

	Three Months Ended March 31,
	2025	2024	Change
Other, net	$—	$1.3	(100.0)%
The decrease in other, net for the three months ended March 31, 2025, as compared with the corresponding period in 2024, is primarily related to a change in the estimated amount of the contingent consideration payment on a sale of a facility to a third party. This decrease was partially offset by income related to services provided under transition services agreements.

Income Tax Expense

	Three Months Ended March 31,
	2025	2024
Income tax (benefit) expense	$14.9	$4.1
Income tax (benefit) expense as a % of income (loss) before tax	(2.7)%	(5.4)%
For the three months ended March 31, 2025, the Company's effective tax rate was (2.7)% compared to the 2024 tax rate of (5.4)%. The fluctuation was primarily due to goodwill impairment with no tax benefit, withholding taxes on 2025 non-U.S. earnings that are not permanently reinvested, valuation allowance, and non-deductible compensation expense.
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. During 2024, we paid down $70.2 on term loan A, and $412.5 on term loan B, respectively. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 7, “Debt” to our condensed consolidated financial statements. As of March 31, 2025, there was $89.0 outstanding on the Company’s revolving credit facility and $361.0 was available for borrowing. The maximum revolver borrowing outstanding was $98.5 and $75.5 during the three months ended March 31, 2025 and 2024, respectively.
On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity, which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of March 31, 2025, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet.
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
Cash Flows for the three months ended March 31, 2025 and 2024
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows and the discussion of the cash flow activity. In summary, the Company’s cash flows were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash used for operating activities	$(124.2)	$(25.6)
Net cash provided by (used for) investing activities	16.1	(9.2)
Net cash provided by financing activities	88.4	21.3
Effect of exchange rate changes on cash and cash equivalents	2.8	(2.3)
Net change in cash and cash equivalents	$(16.9)	$(15.8)

Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2025 and 2024 totaled $101.6 and $92.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the three months ended March 31, 2025, the Company’s operations used $124.2 of cash as compared to $25.6 of cash used by operations during the three months ended March 31, 2024. The increase in cash used of $98.6 for the three months ended March 31, 2025 was primarily due to a decrease in cash received from accounts receivable partially offset by lower use of cash for prepaid expenses and interest.
Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was $16.1 as compared to net cash used for investing activities of $9.2 for the three months ended March 31, 2024. The $25.3 increase in net cash provided by (used for) investing activities for the three months ended March 31, 2025 was primarily due to receipt of the first milestone payment related to the sale of the Enabling Services Segment and a period over period decrease in capital expenditures. Capital expenditures were $2.9 and $9.3 for the three months ended March 31, 2025 and 2024, respectively. Capital expenditures for the three months ended March 31, 2025 were 0.4% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas, business areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $88.4 compared to cash provided by financing activities of $21.3 for the three months ended March 31, 2024. Cash provided by financing activities for the three months ended March 31, 2025 was primarily related to net proceeds from the revolving credit facility.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing other than short term operating leases and letters of credit.
Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. The Company’s critical accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in the Annual Report on Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the condensed consolidated financial statements, or are the most sensitive to change due to outside factors, are discussed in Management’s Discussion and Analysis in the Form 10-K.

Goodwill
Our policy is to assess goodwill for impairment annually as of October 1, with more frequent assessments if events or changes in circumstances indicate the carrying amount may not be recoverable. Based on the annual test performed on October 1, 2024, it was previously determined that the fair values of our reporting units were greater than the carrying values, resulting in no impairment. For the Clinical Development reporting unit, the fair value of the business exceeded the book value by approximately 10% as of October 1, 2024.
During the three months ended March 31, 2025, due to a sustained decline in our share price and uncertainties in global macroeconomic conditions, we determined that an indicator of impairment existed. As a result, we performed an interim impairment test.
Based upon the results of the qualitative and quantitative assessments as of March 31, 2025, we concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $488.8.
For the Clinical Pharmacology reporting unit, the fair value of the business substantially exceeded the book value.
Although we believe that the current assumptions and estimates used in our goodwill impairment analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that our conclusions regarding impairment or recoverability of goodwill in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing performed as of March 31, 2025 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2025 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
If our share price was to suffer further sustained declines in the future, or other indicators of impairment are present in future reporting periods, additional impairment testing will be required, which could result in further impairment charges in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally associated with changes in foreign currency exchange rates and interest rates, through a program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes. Refer to Note 8, “Derivative Instruments and Hedging Activities” to the condensed consolidated financial statements for information on how the Company utilizes derivative financial instruments.
Foreign Currency Exchange Rates
Approximately 15.9% and 16.8% of our revenues for the three months ended March 31, 2025 and 2024, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated financial results. In the three months ended March 31, 2025 and the year ended December 31, 2024, the most significant currency exchange rate exposure was the Euro. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted operating loss for the three months ended March 31, 2025 by approximately $0.5. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $45.2 and $(27.7) at March 31, 2025 and March 31, 2024, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
Interest Rate Risk
The level of our interest rate risk is dependent on our debt exposure and is sensitive to changes in the general level of interest rates. Historical fluctuations in interest rates have not been significant for us; however, this may vary in the future as we have incurred certain indebtedness concurrent with the Spin and may incur additional indebtedness in the future.
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We entered into a variable-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At March 31, 2025, we had $661.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future variable-to-fixed interest rate swap transactions, a hypothetical 1% increase in interest rates would result in increased interest expenses of $6.6. We expect to continue to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 7, “Debt” to the condensed consolidated financial statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of our internal controls may vary over time. We review our disclosure controls and procedures and our internal control over financial reporting on an on-going basis and may from time to time make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2025, we completed the implementation of an upgraded, standalone enterprise resource planning ("ERP") system after successfully transitioning from our dependence on our Former Parent’s system. Implementation of the ERP system is related to IT systems that impact financial reporting. The changes in process under the new ERP will be subject to our evaluation of the operating effectiveness of internal control over financial reporting.
Except for the implementation of an ERP system, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9, “Commitments and Contingent Liabilities” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025. For a discussion of the risks relating to our business, see the “Risk Factors” section of our Annual Report on Form 10-K, the “Cautionary Statement Concerning Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, and as updated by following.

Changes in and uncertainty regarding U.S. regulations, government policies, government funding decisions, trade policies or tariffs could have a material adverse effect upon our business.
Changes in regulations, government funding, government funding decisions, trade policies, pricing policies and tariffs imposed by the U.S. and other governments could have an impact on our business and our pharmaceutical, biotechnology and medical device customers.
Significant political, trade, or regulatory developments in the jurisdictions in which we operate, such as those stemming from the U.S. administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. administration policy or the policies of foreign countries that affect the geopolitical landscape could give rise to circumstances outside our control that could negatively impact our business operations, including movement of data, particularly given our international operations, or could subject us to additional risks and expenses including discriminatory or conflicting trade policies, sanctions or tariffs. The extent and duration of increased tariffs or sanctions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, including but not limited to negotiations between the U.S. and affected countries, the responses of other countries or regions, and exemptions or exclusions that may be granted. The existing and any further trade restrictions, retaliatory trade measures, sanctions and additional tariffs could result in increased costs, disruptions in global shipping and supply chains, restrictions on access to markets and customers, inability to conduct clinical trials in other countries and impacts on our customers and their R&D budgets and priorities, all of which could adversely affect our results of operations or financial condition. In particular, the exposure among certain of our customers to tariffs, pricing mandates, and trade restrictions along with their limited ability to quickly relocate manufacturing may increase capital requirements and create additional pressure on such customers during what may be a period of reduced investment and could create a risk to growth, which could in turn impact our results of operations or financial condition. We and our customers may not be able to fully mitigate the impact of these operational issues, market forces and increased costs or pass price increases on to our customers. While tariffs, pricing, and other trade measures have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and how they may adversely affect our results of operations or financial condition.
In addition, reductions in funding of government agencies and programs relevant to the pharmaceutical, biotechnology and medical device industries—such as the Food and Drug Administration, the National Institutes of Health, and Medicaid—or changes in funding priorities relevant to the pharmaceutical, biotechnology and medical device industries could adversely affect those industries, which could in turn have an effect on the demand for clinical trials and our business. At this time, it is unclear exactly how changes at the federal and state level, as well as any future changes that are made, will impact the industry, what changes will be made to the healthcare reform measures of prior administrations, or whether the government could impose other reform efforts, whether by statute, regulation or executive order, including what, if any, impact such changes could have on our business. We may be unable to anticipate changes in regulatory regimes of the governments where we operate and, therefore, be unable to make timely operational or other changes, assuming we are in a position to effectively respond to any such change, which may not be the case, or to ensure compliance with applicable regulations or orders, all of which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

During the quarterly period covered by this report, in March 2025, the Company issued restricted stock units (“RSU”) to the Company’s executive officers that included a mandatory sell-to-cover arrangement. This arrangement provides for the automatic sale of shares of the Company’s common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This arrangement constitutes a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act).
Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1
Amendment No. 2 to Credit Agreement, dated as of February 28, 2025, among Fortrea Holdings Inc., as the Parent Borrower, Fortrea UK Holdings Limited, as the Initial English Borrower, certain Subsidiaries (as defined in the Credit Agreement) of the Parent Borrower party thereto pursuant to Section 1.15 of the Credit Agreement, Goldman Sachs Bank USA, as Agent for the several financial institutions from time to time party thereto (collectively, the “Lenders” and individually each a “Lender”) and other Secured Parties (as defined in the Credit Agreement) and for itself as a Lender (including as Swingline Lender (as defined in the Credit Agreement)), and the other Lenders and L/C Issuers from time to time party thereto.
			10-K	001-41704	10.26	3-Mar-25
10.2	Agreement dated as of February 21, 2025 by and among Fortrea Holdings Inc. and Starboard Value LP and certain of its affiliated entities and natural persons named therein.		8-K	001-41704	10.1	21-Feb-25
10.3	Form of Restricted Stock Unit Award	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ JILL McCONNELL
Name:	Jill McConnell
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: May 12, 2025