Form 10-Q
period 2025-06-30
Fortrea Holdings Inc.
filed 2025-08-06
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-41704
FORTREA HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	92-2796441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Moore Drive Durham, North Carolina	27709
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (877)-495-0816

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FTRE	The NASDAQ Stock Market LLC
Rights to Purchase Series A Preferred Stock, par value $0.001 per share	-	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 90.8 million shares of common stock as of August 4, 2025.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$81.2	$118.5
Accounts receivable and unbilled services, net	739.2	659.5
Prepaid expenses and other	139.6	170.2
Total current assets	960.0	948.2
Property, plant and equipment, net	148.7	156.3
Goodwill, net	965.2	1,710.4
Intangible assets, net	654.3	655.7
Deferred income taxes	5.6	5.2
Other assets, net	101.3	103.4
Total assets	$2,835.1	$3,579.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92.6	$138.2
Accrued expenses and other current liabilities	380.8	369.8
Unearned revenue	381.7	353.3
Current portion of long-term debt	74.8	74.8
Short-term operating lease liabilities	12.4	13.4
Total current liabilities	942.3	949.5
Long-term debt, less current portion	1,100.9	1,049.7
Operating lease liabilities	52.9	60.6
Deferred income taxes and other tax liabilities	112.8	121.7
Other liabilities	37.0	35.3
Total liabilities	2,245.9	2,216.8
Commitments and contingent liabilities (Note 9)
Equity
Common stock, 90.8 and 89.7 shares outstanding at June 30, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	2,079.5	2,042.2
Accumulated deficit	(1,334.8)	(397.0)
Accumulated other comprehensive loss	(155.6)	(282.9)
Total equity	589.2	1,362.4
Total liabilities and equity	$2,835.1	$3,579.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$710.3	$662.4	$1,361.6	$1,324.5
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	576.8	525.3	1,111.6	1,079.5
Selling, general and administrative expenses, exclusive of depreciation and amortization	124.8	156.2	246.6	276.3
Depreciation and amortization	19.6	21.4	39.1	43.3
Goodwill and other asset impairments	309.1	—	797.9	—
Restructuring and other charges	10.3	10.4	16.8	13.7
Total costs and expenses	1,040.6	713.3	2,212.0	1,412.8
Operating loss	(330.3)	(50.9)	(850.4)	(88.3)
Other income (expense):
Interest expense	(23.3)	(45.2)	(45.6)	(79.5)
Foreign exchange loss	(19.9)	(1.5)	(25.5)	(6.8)
Other, net	2.8	9.0	2.8	10.3
Loss from continuing operations before income taxes	(370.7)	(88.6)	(918.7)	(164.3)
Income tax expense	4.2	10.7	19.1	14.8
Loss from continuing operations	(374.9)	(99.3)	(937.8)	(179.1)
Loss from discontinued operations, net of tax	—	(39.1)	—	(60.3)
Net loss	$(374.9)	$(138.4)	$(937.8)	$(239.4)

Earnings (loss) per common share
Basic and diluted earnings (loss) per share from continuing operations	$(4.14)	$(1.11)	$(10.37)	$(2.01)
Basic and diluted earnings (loss) per share from discontinued operations	—	(0.44)	—	(0.68)
Basic and diluted earnings (loss) per share	$(4.14)	$(1.55)	$(10.37)	$(2.69)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(374.9)	$(138.4)	$(937.8)	$(239.4)
Foreign currency translation adjustments	82.8	(7.7)	128.0	(35.4)
Unrealized gain (loss) on derivative instruments	(0.2)	0.4	(0.9)	2.5
Other comprehensive income (loss) before tax	82.6	(7.3)	127.1	(32.9)
Benefit (provision) for income tax related to items of comprehensive income	—	(0.1)	0.2	(0.6)
Other comprehensive income (loss), net of tax	82.6	(7.4)	127.3	(33.5)
Comprehensive loss	$(292.3)	$(145.8)	$(810.5)	$(272.9)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	89.7	$0.1	$2,042.2	$(397.0)	$(282.9)	$1,362.4
Net loss	—	—	—	(562.9)	—	(562.9)
Other comprehensive income, net of tax	—	—	—	—	44.7	44.7
Stock compensation	—	—	14.6	—	—	14.6
Issuance of common stock under employee stock plan	0.8	—	—	—	—	—
Balance at March 31, 2025	90.5	0.1	2,056.8	(959.9)	(238.2)	858.8
Net loss	—	—	—	(374.9)		(374.9)
Other comprehensive income, net of tax	—	—	—	—	82.6	82.6
Stock compensation	—	—	22.7	—	—	22.7
Issuance of common stock under employee stock plan	0.3	—	—	—	—	—
Balance at June 30, 2025	90.8	$0.1	$2,079.5	$(1,334.8)	$(155.6)	$589.2

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	88.8	$0.1	$1,998.0	$(68.5)	$(215.5)	$1,714.1
Net loss	—	—	—	(101.0)	—	(101.0)
Other comprehensive loss, net of tax	—	—	—	—	(26.1)	(26.1)
Stock compensation	—	—	15.1	—	—	15.1
Issuance of common stock	0.6	—	—	—	—	—
Net share settlement tax payments from issuance of stock to employees	—	—	(10.4)	—	—	(10.4)
Other	—	—	0.2	—	—	0.2
Balance at March 31, 2024	89.4	0.1	2,002.9	(169.5)	(241.6)	1,591.9
Net loss	—	—	—	(138.4)	—	(138.4)
Other comprehensive loss, net of tax	—	—	—	—	(7.4)	(7.4)
Stock compensation	—	—	15.0	—	—	15.0
Issuance of common stock	0.1	—	—	—	—	—
Balance at June 30, 2024	89.5	$0.1	$2,017.9	$(307.9)	$(249.0)	$1,461.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(937.8)	$(239.4)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	39.1	44.9
Stock compensation	37.3	30.1
Credit loss expense	9.0	12.5
Operating lease right-of-use asset expense	6.0	11.9
Operating lease right-of-use asset impairment	1.2	—
Goodwill and other asset impairments	797.9	24.0
Deferred income taxes	(16.8)	(11.6)
Unrealized foreign exchange movements	37.7	(11.3)
Loss on sale of business	—	23.2
Write-off of debt issuance costs	—	12.2
Other, net	2.3	(7.8)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled services, net	(77.5)	346.9
Decrease (increase) in prepaid expenses and other	24.5	(11.7)
(Decrease) increase in accounts payable	(46.8)	13.0
Increase in deferred revenue	23.2	34.2
Decrease in accrued expenses and other	(1.7)	(23.0)
Net cash (used for) provided by operating activities	(102.4)	248.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.4)	(20.5)
Proceeds from sale of business, net	19.0	276.6
Proceeds from sale of assets	—	0.1
Net cash provided by investing activities	8.6	256.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	316.4	474.5
Payments on revolving credit facilities	(266.4)	(474.5)
Debt issuance costs	(0.6)	—
Principal payments of long-term debt	—	(482.7)
Net cash provided by (used for) financing activities	49.4	(482.7)
Effect of exchange rate changes on cash and cash equivalents	7.1	(4.0)
Net change in cash and cash equivalents	(37.3)	17.6
Cash and cash equivalents at beginning of period	118.5	108.6
Cash and cash equivalents at end of period	$81.2	$126.2

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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Description of Business
Fortrea Holdings Inc. (“Fortrea” or the “Company”), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development solutions to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider, and Hybrid Service structures. The Company has a rich history of providing clinical development services for more than 30 years across more than 20 therapeutic areas. The Company leverages its global scale, clinical data insights, scientific and therapeutic expertise, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to its customers. With what the Company believes is a distinctive market offering, Fortrea meets growing global demand for clinical development services. The Company has established access to all key markets worldwide through a strategic footprint of primary office locations in five countries (the United States, the United Kingdom, China, India and Japan) with field operations in other jurisdictions worldwide.
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
Substantially all of the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of June 30, 2025, one pharmaceutical customer accounted for 16.5% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2024, two pharmaceutical companies accounted for approximately 22.2% and 13.8% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended June 30, 2025, one customer accounted for approximately 19.5% of revenues, and for the six months ended June 30, 2025, one customer accounted for approximately 17.5% of revenues. For the three months ended June 30, 2024, one customer accounted for 13.2% of revenues, and for the six months ended June 30, 2024, two customers accounted for 13.6% and 11.3% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
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
Financial Information of Discontinued Operations
The following table summarizes the significant line items included in income (loss) from discontinued operations, net of income tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenues	$40.7	$106.4
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	25.0	66.4
Selling, general and administrative expenses, exclusive of depreciation and amortization	9.8	25.4
Depreciation and amortization	—	1.6
Long-lived and goodwill asset impairments	—	24.0
Restructuring and other charges	—	0.5
Total costs and expenses	34.8	117.9
Operating income (loss)	5.9	(11.5)
Other expense:
Foreign exchange gain (loss)	0.1	0.1
Loss on sale of a business	(23.2)	(23.2)
Other, net	0.1	0.1
Loss from discontinued operations before income taxes	(17.1)	(34.5)
Income tax expense	22.0	25.8
Loss from discontinued operations, net of tax	$(39.1)	$(60.3)

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Loss from operations of discontinued component	$(15.9)	$(37.1)
Loss on disposal of discontinued operations	(23.2)	(23.2)
Loss on discontinued operations	$(39.1)	$(60.3)
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table summarizes depreciation and amortization, capital expenditures and the significant cash flow and noncash items from discontinued operations for the six months ended June 30, 2024:

Six Months Ended June 30,
2024
Depreciation and amortization	$1.6
Goodwill impairment	24.0
Loss on sale of business	23.2
Capital expenditures	7.4
There were no significant operating or investing noncash items related to discontinued operations for the six months ended June 30, 2024.
3.    REVENUES
The Company’s revenues by geography for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$344.3	$218.7	$147.3	$710.3	$317.9	$195.9	$148.6	$662.4

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$653.8	$419.0	$288.8	$1,361.6	$624.6	$403.4	$296.5	$1,324.5
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	June 30, 2025	December 31, 2024
Sales commission assets	$20.6	$22.1
Deferred contract costs	0.7	1.1
Total	$21.3	$23.2
Amortization related to sales commission assets for the three months ended June 30, 2025 and 2024 was $2.8 and $2.9, respectively, and for the six months ended June 30, 2025 and 2024 was $5.9 and $5.5, respectively. Amortization related to deferred contract costs for the three months ended June 30, 2025 and 2024 was $0.2 and $0.5, respectively, and for the six months ended June 30, 2025 and 2024 was $0.4 and $0.9, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	June 30, 2025	December 31, 2024
Accounts receivable	$244.5	$156.5
Unbilled services	542.1	542.3
Less: allowance for credit losses	(47.4)	(39.3)
Total	$739.2	$659.5

Unearned revenue	$381.7	$353.3
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $157.5 and $125.5 for the six months ended June 30, 2025 and 2024, respectively. Additionally, as of the quarter ended June 30, 2025, the Company had sold $300.0 of receivables as described in the Receivables Securitization Program section below.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the six months ended June 30, 2025 is as follows:

Allowance for credit losses as of December 31, 2024	$39.3
Credit loss expense	9.0
Write-offs	(0.9)
Allowance for credit losses as of June 30, 2025	$47.4
Performance Obligations Under Long-Term Contracts
As of June 30, 2025, approximately $4,474.7 of revenues are expected to be recognized from remaining performance obligations. The Company expects to recognize approximately 29% of the existing performance obligations as of June 30, 2025 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years.
During the three and six months ended June 30, 2025, there were reductions of approximately $1 and $16, respectively, in revenue related to performance obligations partially satisfied in previous periods. For the three months ended June 30, 2025, the majority of the change was associated with changes in estimated effort to complete customer contract obligations, partially offset by changes in scope or price. For the six months ended June 30, 2025, the majority of the change was associated with changes in scope or price and a smaller portion related to changes in estimated effort to complete customer contract obligations. The gross and net amounts of revenue recognized solely from changes in estimates were not material.
During the three and six months ended June 30, 2024, there were reductions of approximately $18 and $52, respectively, in revenue related to performance obligations partially satisfied in previous periods. For the reduction, for the three months ended June 30, 2024, the majority of the change was associated with changes in scope or price, and a smaller portion related to changes in estimated effort to complete customer contract obligations. For the three months ended June 30, 2024, the reduction of revenue attributed to changes in estimated effort was approximately $4, and resulted in an increase in loss from continuing operations of $3 and in loss per share of $0.03. For the six months ended June 30, 2024, the reduction of revenue attributed to changes in estimated effort was approximately $21, and resulted in an increase in loss from continuing operations of $19 and in loss per share of $0.21.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The Company applies the practical expedient and does not disclose information about remaining performance obligations where i) the performance obligation is part of a contract that has an original expected duration of one year or less or ii) when the Company recognizes revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient.
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
As of June 30, 2025, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total costs associated with the sale were $4.5 and $8.9 for the three and six months ended June 30, 2025, and $2.1 for the three and six months ended June 30, 2024. These costs are included within selling, general and administrative costs in the condensed consolidated statements of operations.
4.    RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of 2024, the Company approved a restructuring plan to streamline its operations and eliminate redundant positions. This plan, which relates primarily to severance benefits, was accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits. Action under this restructuring plan is expected to continue through 2025.
The following represents the Company’s restructuring accrual activities for the periods indicated:

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2024	$23.1	$0.6	$23.7
Restructuring charges	8.8	1.4	10.2
Cash payments and other adjustments	(17.9)	(1.4)	(19.3)
Balance as of June 30, 2025	$14.0	$0.6	$14.6

	Severance and Other Employee Costs	Facility Costs	Total
Balance as of December 31, 2023	$1.1	$3.2	$4.3
Restructuring charges	12.9	0.4	13.3
Reduction of prior restructuring accruals	(0.1)	(2.9)	(3.0)
Cash payments and other adjustments	(8.7)	(0.6)	(9.3)
Balance as of June 30, 2024	$5.2	$0.1	$5.3
The restructuring liabilities are current as of June 30, 2025 and December 31, 2024 and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
5.    EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units (“RSUs”), and performance share units (“PSUs”).
The following represents the computation of basic and diluted earnings (loss) per share from continuing operations per share.

	Three Months Ended June 30,
	2025			2024
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from continuing operations per share:
Net earnings (loss)	$(374.9)	90.6	$(4.14)	$(99.3)	89.4	$(1.11)

	Six Months Ended June 30,
	2025			2024
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from continuing operations per share:
Net earnings (loss)	$(937.8)	90.4	$(10.37)	$(179.1)	89.3	$(2.01)
The following represents the computation of basic and diluted earnings (loss) per share from discontinued operations per share.

	Three Months Ended June 30,
	2025			2024
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from discontinued operations per share:
Net earnings (loss)	$—	—	$—	$(39.1)	89.4	$(0.44)

	Six Months Ended June 30,
	2025			2024
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from discontinued operations per share:
Net earnings (loss)	$—	—	$—	$(60.3)	89.3	$(0.68)

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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock options and awards	8.2	1.9	5.4	1.6
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	0.4	0.9	0.8	1.0
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
During the first and second quarters of 2025, due to sustained declines in the Company’s share price and uncertainties in global macroeconomic conditions, the Company determined that indicators of impairment existed. As a result, the Company performed interim impairment tests as of March 31, 2025 and June 30, 2025.
Based upon the results of the quantitative assessment as of March 31, 2025, the Company concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $488.8.
Based upon the results of the quantitative assessment as of June 30, 2025, the Company concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $309.1.
For the goodwill impairment tests, the fair values of the Clinical Development and Clinical Pharmacology reporting units were computed using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. The discount rate used reflects the risks inherent in realizing the forecasted cash flows and considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from the comparable companies and the cost of debt for investment grade issuers. The discount rate used for the Clinical Development reporting unit quantitative assessments as of March 31, 2025 and June 30, 2025 was 10.0% and 10.5%, respectively. The increase in the discount rate was primarily the result of macroeconomic and market factors and impacted the impairment during the second quarter of 2025 by approximately $60.
For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. The resulting estimated fair values of the combined reporting units are reconciled to the Company's market capitalization including an estimated implied control premium. The share price used to calculate the Company’s market capitalization was $7.55 per share and $4.94 per share as of March 31, 2025 and June 30, 2025, respectively.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 and 2024 are as follows:

Balance as of December 31	$1,710.4	$1,739.4
Impairment	(797.9)	—
Foreign currency impact and other adjustments to goodwill	52.7	(13.7)
Balance as of June 30	$965.2	$1,725.7

7.    DEBT
The current portion of long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
Current portion of 7.5% senior notes due 2030	$76.0	$76.0
Debt issuance discount and fees	(1.2)	(1.2)
Total short-term borrowings and current portion of long-term debt	$74.8	$74.8
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
7.5% senior notes due 2030	$494.0	$494.0
Senior secured term loan A due 2028	417.3	417.3
Senior secured term loan B due 2030	154.7	154.7
Senior secured revolving credit facility	50.0	—
Debt issuance discount and fees	(15.1)	(16.3)
Total long-term debt	$1,100.9	$1,049.7
During the three and six months ended June 30, 2024, the Company paid down $64.0 and $70.2, respectively, on term loan A and $411.0 and $412.5, respectively, on term loan B. Additionally, the Company wrote off $12.2 of unamortized debt issuance costs associated with the pay down of debt, which were recorded in interest expense in the condensed consolidated statements of operations, during the three and six months ended June 30, 2024.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The bond indenture for the Notes contains an asset sale covenant that effectively requires the Company to utilize a prorated portion of the Net Cash Proceeds from an Asset Sale, each as defined in the indenture, to retire Notes at par. Absent an amendment to the indenture or other transaction related to these Notes, Fortrea currently expects that the sale of net assets relating to its Enabling Services Segment will require the Company to offer to repurchase, purchase on the open market or redeem approximately $76.0 of the Notes in accordance with the terms of the indenture and no later than the fourth quarter of 2025, which amount has been classified as current portion of long-term debt in the consolidated balance sheet as of June 30, 2025.
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
The Company drew on the term loan A and term loan B on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of June 30, 2025, the effective interest rate on the term loan A and term loan B was 6.33% and 8.08%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There was $50.0 outstanding on the Company’s revolving credit facility and $400.0 was available for borrowing as of June 30, 2025. No balances were outstanding as of December 31, 2024. As of June 30, 2025, the effective interest rate on the revolving credit facility was 6.32%. There is an annual agency fee associated with the Credit Agreement ($0.1 paid in quarterly installments) and a variable commitment fee associated with the revolving credit facility based on the Company’s Total Leverage Ratio as defined under the Credit Agreement. As of June 30, 2025, the commitment fee was 0.30% (per annum and paid quarterly). The credit facility matures on June 30, 2028. There were no outstanding letters of credit under the Credit Agreement as of June 30, 2025.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On February 28, 2025, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2025 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		June 30, 2025		December 31, 2024
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$(0.6)	$0.1	$(0.2)
	Other liabilities	—	(0.8)	—	(0.4)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$0.3	$—	$—	$—
	Accrued expenses and other	—	(0.5)	—	(1.2)
The notional amounts of the Company’s interest rate swaps and foreign currency forward contracts were $150.0 and $256.8 as of June 30, 2025 and $150.0 and $468.6 as of December 31, 2024, respectively.
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated statements of comprehensive loss:

	Pre-Tax Gain (Loss) Included in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(0.1)	$0.8	$(0.8)	$3.3
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in the condensed consolidated statements of operations:

		Amounts Reclassified from Other Comprehensive Income (Loss) into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Classification	2025	2024	2025	2024
Interest rate swaps	Interest expense	$(0.1)	$(0.4)	$(0.1)	$(0.8)
The estimated amount of pre-tax net losses included in other comprehensive income (loss) that is expected to be reclassified into earnings over the twelve months following June 30, 2025, is $0.6.
Refer to Note 10, “Preferred Stock and Common Shareholders' Equity” for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the loss for derivative contracts not designated as hedges included in the Company’s condensed consolidated statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Classification	2025	2024	2025	2024
Foreign currency forward contracts	Foreign exchange loss	$0.6	$0.4	$1.0	$(0.4)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
9.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The outcomes of such proceedings are inherently unpredictable and subject to significant uncertainties. When the Company determines that it has a meritorious defense to any claims asserted, the Company defends itself vigorously; however the Company also considers and enters into discussions regarding settlement of disputes, and may enter into settlement agreements, if in management’s judgment, it is in the best interest of the Company to do so. For the three and six months ended June 30, 2025, the Company recorded legal expenses of $— and $1.9, respectively, related to the settlement of legal matters initiated prior to the spin. The Company does not believe that any liabilities resulting from claims and legal actions will have a material effect on its financial condition, results of operations or cash flows.
On June 2, 2025, a purported shareholder class action complaint captioned Lucas Deslande v. Fortrea Holdings Inc., et al., No 1:25-sv-04630 was filed in the U.S. District Court for the Southern District of New York, naming the Company and certain of its current and former officers as defendants. The complaint alleges that defendants made omissions and misrepresentations to investors that they claim violated certain securities laws. A motion for lead plaintiff is expected in August, and it is anticipated that an amended complaint will be filed thereafter, to which the Company will respond. The Company believes it has valid defenses to the claims alleged and intends to vigorously defend itself, but there is no guarantee that the Company will prevail. The case is at a very early stage and the Company is unable to estimate the possible loss or range of loss, if any, associated with this action.
It was previously disclosed that there was an issue in a customer’s trial caused by a third-party vendor not affiliated with the Company. As part of working with this customer, the Company made concessions and provided discounts and other consideration to the customer in the amount of $12.5 as part of a multi-party solution to facilitate the ongoing trials, of which $0.4 and $2.1 were recorded as a reduction of revenue for the three and six months ended June 30, 2024. There were no related reductions of revenue during the three and six months ended June 30, 2025, as the agreed-upon amount had been satisfied.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
10.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of June 30, 2025 and December 31, 2024.
Stockholder Rights Plan
On June 11, 2025, the Company’s Board of Directors adopted a limited duration stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, on June 11, 2025, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.001 per share, of the Company (the “Common Shares”) outstanding on June 23, 2025 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one thousandth of a share of Series A Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Shares”) at a price of $50.00 per one one thousandth of a Preferred Share represented by a Right, subject to adjustment.
Initially, the Rights will be attached to all Common Share certificates and no separate certificates evidencing the Rights will be issued. Until the Distribution Date (as defined per the Rights Agreement), the Rights will be transferred with and only with the Common Shares. As long as the Rights are attached to the Common Shares, the Company will issue one Right with each new Common Share so that all such Common Shares will have Rights attached.
The Rights are generally exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), acquires (or commences a tender offer or exchange offer the consummation of which would result in) beneficial ownership of 10% or more of the outstanding Common Shares. In such case (with certain limited exceptions), each holder of a Right (other than the Acquiring Person, whose Rights shall become void) will have the right to receive, upon exercise at the then current exercise price of the Right, Common Shares (or, if the Board so elects, cash, securities, or other property) having a value equal to two times the exercise price of the Right.
Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will expire at the close of business on June 10, 2026.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(276.0)	$(6.5)	$(0.4)	$(282.9)
Current quarter foreign exchange adjustments	45.2	—	—	45.2
Unrealized loss on derivative instruments	—	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Tax effect of adjustments	—	—	0.2	0.2
Balance at March 31, 2025	(230.8)	(6.5)	(0.9)	(238.2)
Current quarter foreign exchange adjustments	82.8	—	—	82.8
Unrealized loss on derivative instruments	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.1)	(0.1)
Tax effect of adjustments	—	—	—	—
Balance at June 30, 2025	$(148.0)	$(6.5)	$(1.1)	$(155.6)

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(206.7)	$(7.4)	$(1.4)	$(215.5)
Current quarter foreign exchange adjustments	(27.7)	—	—	(27.7)
Unrealized gain on derivative instruments	—	—	2.5	2.5
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	(0.5)	(0.5)
Balance at March 31, 2024	(234.4)	(7.4)	0.2	(241.6)
Current quarter foreign exchange adjustments	(7.7)	—	—	(7.7)
Unrealized gain on derivative instruments	—	—	0.8	0.8
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.4)	(0.4)
Tax effect of adjustments	—	—	(0.1)	(0.1)
Balance at June 30, 2024	$(242.1)	$(7.4)	$0.5	$(249.0)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
11.    INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company recognized income tax expenses of $4.2 and $10.7, respectively, which resulted in effective tax rates of (1.1)% and (12.1)%, respectively. The effective tax rate for the three months ended June 30, 2025 was lower than the Company’s statutory tax rate primarily due to impairment of goodwill that has no tax benefit, an increase in valuation allowance, BEAT, non-deductible compensation expenses and withholding taxes for 2025 non-U.S. earnings that are not permanently reinvested. The effective tax rate for the three months ended June 30, 2024 was lower than the Company’s statutory tax rate primarily due to a change in valuation allowance, earnings mix, and non-deductible compensation expenses.
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
For the six months ended June 30, 2025 and 2024, the Company recognized income tax expense of $19.1 and $14.8, respectively, which resulted in effective tax rates of (2.1)% and (9.0)%, respectively. The effective tax rate for the six months ended June 30, 2025 was lower than the Company’s statutory tax rate primarily due to impairment of goodwill that has no tax benefit, an increase in valuation allowance, BEAT, non-deductible compensation expenses and withholding taxes for 2025 non-U.S. earnings that are not permanently reinvested. The effective tax rate for the six months ended June 30, 2024 was lower than the Company’s statutory tax rate primarily due to a change in the valuation allowance, earnings mix, and non-deductible compensation expenses.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the “Tax Act”) was signed into law. The Tax Act includes substantial changes to the U.S. federal tax code and broader fiscal policy. There are several provisions of the Tax Act that will impact the Company’s calculation of its tax position in the future. The Company is currently assessing the impact of the Tax Act on its condensed consolidated financial statements.
12.    STOCK COMPENSATION PLANS
The Company granted 0.3 and 5.9 of restricted stock units, respectively, during the three and six months ended June 30, 2025 with weighted average grant date fair values of $5.14 and $10.33 per share. The Company granted 0.5 of performance share units during the six months ended June 30, 2025 with weighted average grant date fair values of $8.13 per share.
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct costs	$17.2	$12.4	$28.8	$21.3
Selling, general and administrative expenses	5.5	3.0	8.5	7.6
Total stock compensation expense	$22.7	$15.4	$37.3	$28.9

Income tax benefits	$3.1	$2.3	$5.4	$4.3

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
13.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$46.2	$66.8
Income taxes, net of refunds	11.8	52.2
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	—	(0.5)
Fair value of contingent consideration related to the sale of assets	—	39.6
14.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2025 and 2024. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea Chief Executive Officer has been identified as the CODM.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Segment operating income for the three and six months ended June 30, 2025 and 2024 is reconciled to loss from continuing operations before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$710.3	$662.4	$1,361.6	$1,324.5
Less:
Pass through costs	276.3	214.7	516.2	449.9
Direct costs	298.7	309.8	592.8	628.2
Selling, general and administrative expenses	104.9	101.8	209.7	204.2
Depreciation	5.0	6.3	10.0	12.9
Segment operating income	25.4	29.8	32.9	29.3
Corporate costs not included in segment operating income	21.7	55.2	39.5	73.5
Amortization	14.6	15.1	29.1	30.4
Goodwill and other asset impairments	309.1	—	797.9	—
Restructuring and other charges	10.3	10.4	16.8	13.7
Operating loss	(330.3)	(50.9)	(850.4)	(88.3)
Interest expense	(23.3)	(45.2)	(45.6)	(79.5)
Foreign exchange loss	(19.9)	(1.5)	(25.5)	(6.8)
Other, net	2.8	9.0	2.8	10.3
Loss from continuing operations before income taxes	$(370.7)	$(88.6)	$(918.7)	$(164.3)

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in the “Risk Factors” Section of our Form 10-K, as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: our limited operating history as an independent public company; our ability to maintain financial reporting and other financial and accounting information following the Spin due to the end of the relevant transition agreements, as well as IT, accounting, finance, legal, human resources, and other services critical to our businesses; our dependence on third parties generally to provide services critical to our businesses; the risk that establishment of our accounting and other management systems, and our efforts to improve them, could cost more than anticipated or impact internal controls; the impact of building our brand and increasing our value; our ability to successfully implement our business strategies and execute our long-term value creation strategy; the possibility that Delaware law, our organizational documents, our stockholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover; risks and expenses associated with our international operations including but not limited to currency fluctuations and trade policies; our customer or therapeutic area concentrations; any deterioration in the macroeconomic environment, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate over the time period we anticipate, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; our ability to realize the full purchase price and benefits of the divestiture of Endpoint Clinical and Fortrea Patient Access businesses; and other factors described in the Form 10-K and from time to time in documents that we file with the SEC.
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
Our team of more than 14,500 employees conducts operations in approximately 100 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology, and consulting services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product and medical device development process.

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
Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog amounts that have been recognized as revenue in our statements of operations. Our backlog was $7.5 billion as of June 30, 2025.
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
RESULTS OF CONTINUING OPERATIONS
Three and Six Months Ended June 30, 2025 compared with Three and Six Months Ended June 30, 2024
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues	$710.3	$662.4	7.2%	$1,361.6	$1,324.5	2.8%
The Company’s revenues for the three months ended June 30, 2025 were $710.3, an increase of 7.2% from revenues of $662.4 in the corresponding period in 2024. The change in revenues was due to an increase in organic revenues of 6.6% and favorable foreign currency translation of 0.6%. The Company defines organic growth as the change in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 6.6% increase in organic revenues was primarily driven by an increase in revenue in our clinical pharmacology business. Clinical development revenue was relatively flat, as increases driven by recent net new business, including higher pass through costs as newer projects progress through their lifecycle, were offset by the mix of complex and longer duration studies in our portfolio as well as lower functional service provider revenue.

The Company’s revenues for the six months ended June 30, 2025 were $1,361.6, an increase of 2.8% from revenues of $1,324.5 in the corresponding period in 2024. The change in revenues was due to an increase in organic revenues of 2.7% and favorable foreign currency translation of 0.1%. The 2.7% increase in organic revenues was primarily driven by an increase in revenue in our clinical pharmacology business. This increase was partially offset by lower clinical development revenues resulting primarily from the mix of complex and longer duration studies in our portfolio as well as lower functional service provider revenue, which more than offset revenue from recent net new business, including higher pass through costs as newer projects progress through their lifecycle.
Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Direct costs	$576.8	$525.3	9.8%	$1,111.6	$1,079.5	3.0%
Direct costs as a % of revenues	81.2%	79.3%		81.6%	81.5%
Direct costs consist primarily of payroll and related benefits for project-related employees, reimbursable expenses (pass through costs), transition services agreement costs, information technology costs, and other direct costs.
Direct costs increased 9.8% during the three months ended June 30, 2025 as compared with the corresponding period in 2024. Direct costs increased as a percentage of revenues to 81.2% during the three months ended June 30, 2025 as compared to 79.3% in the corresponding period in 2024. The increase in direct costs was primarily due to an increase in pass through costs and stock compensation, as well as a reduction in research and development tax credits. This increase was partially offset by lower headcount and personnel costs.
Direct costs increased 3.0% during the six months ended June 30, 2025 as compared with the corresponding period in 2024. Direct costs increased as a percentage of revenues to 81.6% during the six months ended June 30, 2025 as compared to 81.5% in the corresponding period in 2024. The increase in direct costs was primarily due to an increase in pass through costs, stock compensation and direct study related expenses, as well as a reduction in research and development tax credits. This increase was partially offset by lower headcount and personnel costs.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Selling, general and administrative expenses	$124.8	$156.2	(20.1)%	$246.6	$276.3	(10.7)%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, transition services agreement costs, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Selling, general and administrative expenses decreased by 20.1% during the three months ended June 30, 2025 as compared with the corresponding period in 2024. The decrease was primarily due to lower transition service agreement and information technology costs. This decrease was partially offset by an increase in personnel costs to support the establishment of our corporate functions as a stand-alone company as well as costs associated with the receivable securitization program.
Selling, general and administrative expenses decreased by 10.7% during the six months ended June 30, 2025 as compared with the corresponding period in 2024. The decrease was primarily due to lower transition service agreement and information technology costs. This decrease was partially offset by an increase in personnel costs to support the establishment of our corporate functions as a stand-alone company as well as costs associated with the receivable securitization program.

Depreciation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Depreciation expense	$5.0	$6.3	(20.6)%	$10.0	$12.9	(22.5)%
The decrease in depreciation expense for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, was due to a decrease in depreciable property, plant and equipment, primarily IT assets.
Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Amortization of intangibles and other assets	$14.6	$15.1	(3.3)%	$29.1	$30.4	(4.3)%
The change in amortization of intangibles and other assets during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, was due to certain intangible assets reaching the end of their useful lives during the three and six months ended June 30, 2025.
Goodwill and other asset impairments

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Goodwill and other asset impairments	$309.1	$—	nm	$797.9	$—	nm
Goodwill impairment for the three and six months ended June 30, 2025 was $309.1 and $797.9, respectively. This impairment was specific to the Clinical Development reporting unit. There were no goodwill and other asset impairments for the three and six months ended June 30, 2024.
Restructuring and Other Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Restructuring and other charges	$10.3	$10.4	(1.0)%	$16.8	$13.7	22.6%
During the three and six months ended June 30, 2025, the Company recorded net restructuring charges of $10.3 and $16.8, respectively, which are reflected within restructuring and other charges in the condensed consolidated statements of operations. These charges are associated with Company actions to streamline its operations and eliminate redundant positions including $3.1 in impairment of facility related assets during the six months ended June 30, 2025.
During the three and six months ended June 30, 2024, the Company recorded net restructuring charges of $10.4 and $13.7, respectively. These charges are associated with Company actions to align resources, and restructure certain operations and include eliminating redundant positions and aligning resources for cost improvements and to meet customer requirements.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest expense	$23.3	$45.2	(48.5)%	$45.6	$79.5	(42.6)%

The decrease in interest expense for the three and six months ended June 30, 2025, as compared with the corresponding periods in 2024, was primarily due to the pay down of $70.2 on term loan A and $412.5 on term loan B, and the write-off of $12.2 of debt issuance costs associated with the pay down, during the six months ended June 30, 2024.
Foreign Exchange Loss

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Foreign exchange loss	$(19.9)	$(1.5)	1226.7%	$(25.5)	$(6.8)	275.0%
The foreign exchange loss for the three and six months ended June 30, 2025 compared to the foreign exchange loss for three and six months ended June 30, 2024 was primarily due to the fluctuations in the U.S. Dollar against the British Pound and the Euro.
Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Other, net	$2.8	$9.0	(68.9)%	$2.8	$10.3	(72.8)%
The decrease in other, net for the three and six months ended June 30, 2025, as compared with the corresponding periods in 2024, was primarily related to a change in the estimated amount of the contingent consideration payment on a sale of a facility to a third party. This decrease was partially offset by income related to services provided under transition services agreements.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense	$4.2	$10.7	$19.1	$14.8
Income tax expense as a % of loss before tax	(1.1)%	(12.1)%	(2.1)%	(9.0)%
For the three months ended June 30, 2025, the Company's effective tax rate was (1.1)% compared to the 2024 tax rate of (12.1)%. For the six months ended June 30, 2025, the Company's effective tax rate was (2.1)% compared to the 2024 tax rate of (9.0)%. The fluctuations in the quarter-to-date and year-to-date periods were primarily due to goodwill impairment with no tax benefit, withholding taxes on 2025 non-U.S. earnings that are not permanently reinvested, valuation allowance, and non-deductible compensation expense.
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. During the six months ended June 30, 2024, we paid down $70.2 on term loan A and $412.5 on term loan B. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 7, “Debt” to our condensed consolidated financial statements. As of June 30, 2025, there was $50.0 outstanding on the Company’s revolving credit facility and $400.0 was available for borrowing. The maximum revolver borrowing outstanding was $135.5 and $75.5 during the six months ended June 30, 2025 and 2024, respectively.

On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity, which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of June 30, 2025, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet.
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
Cash Flows for the six months ended June 30, 2025 and 2024
The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows and the discussion of the cash flow activity. In summary, the Company’s cash flows were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash (used for) provided by operating activities	$(102.4)	$248.1
Net cash provided by investing activities	8.6	256.2
Net cash provided by (used for) financing activities	49.4	(482.7)
Effect of exchange rate changes on cash and cash equivalents	7.1	(4.0)
Net change in cash and cash equivalents	$(37.3)	$17.6
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2025 and 2024 totaled $81.2 and $126.2, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2025, the Company’s operations used $102.4 of cash as compared to $248.1 of cash provided by operations during the six months ended June 30, 2024. The increase in cash used of $350.5 for the six months ended June 30, 2025 was primarily due to a decrease in cash received from accounts receivable, driven by the sale of receivables under the Receivables Facility during the six months ended June 30, 2024, and an increase in cash used for accounts payable. These cash decreases were partially offset by lower use of cash for prepaid expenses, interest and income taxes.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $8.6 as compared to $256.2 for the six months ended June 30, 2024. The $247.6 decrease in net cash provided by investing activities for the six months ended June 30, 2025 was primarily due to $276.6 of net proceeds from the sale of the Enabling Services Segment during the six months ended June 30, 2024 offset by receipt of the first milestone payment related to the sale during the six months ended June 30, 2025, and a year over year decrease in capital expenditures. Capital expenditures were $10.4 and $20.5 for the six months ended June 30, 2025 and 2024, respectively. Capital expenditures for the six months ended June 30, 2025 were 0.8% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas, business areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.

Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $49.4 compared to cash used for financing activities of $482.7 for the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2025 was primarily related to net proceeds from the revolving credit facility.
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
During the first and second quarters of 2025, due to sustained declines in our share price and uncertainties in global macroeconomic conditions, we determined that indicators of impairment existed. As a result, we performed interim impairment tests as of March 31, 2025 and June 30, 2025.
Based upon the results of the quantitative assessment as of March 31, 2025, we concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $488.8.
Based upon the results of the quantitative assessment as of June 30, 2025, we concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $309.1.
For the Clinical Pharmacology reporting unit, the fair value of the business substantially exceeded the book value as of March 31, 2025 and June 30, 2025.

Although we believe that the current assumptions and estimates used in our goodwill impairment analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that our conclusions regarding impairment or recoverability of goodwill in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing performed as of March 31, 2025 and June 30, 2025 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2025 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
Foreign Currency Exchange Rates
Approximately 15.9% and 17.3% of our revenues for the six months ended June 30, 2025 and 2024, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated financial results. In the six months ended June 30, 2025 and the year ended December 31, 2024, the most significant currency exchange rate exposure was the Euro. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted operating loss for the six months ended June 30, 2025 by approximately $0.8. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $128.0 and $(35.4) at June 30, 2025 and June 30, 2024, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We entered into a variable-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At June 30, 2025, we had $622.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future variable-to-fixed interest rate swap transactions, a hypothetical 1% increase in interest rates would result in increased interest expenses of $6.2. We expect to continue to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 7, “Debt” to the condensed consolidated financial statements.

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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, reductions in funding of government agencies and programs relevant to the pharmaceutical, biotechnology and medical device industries—such as the Food and Drug Administration, the National Institutes of Health, and Medicaid—or changes in funding priorities relevant to the pharmaceutical, biotechnology and medical device industries could adversely affect those industries, which could in turn have an effect on the demand for clinical trials and our business. At this time, it is unclear exactly how changes at the federal and state level, as well as any future changes that are made, will impact the industry, what changes will be made to the healthcare reform measures of prior administrations, or whether the government could impose other reform efforts, whether by statute, regulation or executive order, including what, if any, impact such changes could have on our business. We may be unable to anticipate changes in regulatory regimes of the governments where we operate and, therefore, be unable to make timely operational or other changes, assuming we are in a position to effectively respond to any such change, which may not be the case, or to ensure compliance with applicable regulations or orders, all of which could have a material adverse effect on our business. Further, the uncertainties described above may lead to slower decision making and/or could lead to fewer decisions to proceed with studies due to the increased risk profile.

Our stockholder rights agreement could discourage, delay, or prevent a change in control over us and may affect the trading price of our common stock.
In June 2025, our Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock outstanding on June 23, 2025 to the stockholders of record on that date. In the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 10% or more of our outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than such person or members of such group) to purchase additional shares of our common stock at a substantial discount to the public market price. In addition, at any time after a person or group of affiliated or associated persons has acquired beneficial ownership of 10% or more of our outstanding common stock (and prior to the acquisition by any person or group of a majority of the outstanding shares of our common stock), the Board of Directors may exchange one share of our common stock for each outstanding Right (other than Rights owned by such person or group, which would have become void).
The stockholder rights plan would cause dilution to a person or group of affiliated or associated persons that acquires a large block of our common stock and thereby make it more difficult for such person or group of affiliated or associated persons to acquire the Company. The foregoing factors could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.
As previously reported on the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2025, the independent members of the Board of Directors previously approved employment inducement award grants as a material inducement to Mr. Thakral’s employment in accordance with Nasdaq Listing Rule 5635(c)(4). Mr. Thakral was granted the inducement awards in connection with his start date on August 4, 2025 under the Fortrea Holdings Inc. 2025 Inducement Award Plan (the “Inducement Plan”), which has terms consistent with the Fortrea Holdings Inc. 2023 Omnibus Incentive Plan and was established solely to grant the inducement awards to Mr. Thakral but may be amended in the future to grant additional inducement awards to other new hires who are eligible to receive inducement award grants under Nasdaq Listing Rule 5635(c)(4). The awards consisted of (i) 1,250,000 restricted stock units (“RSUs”) that vest in three equal annual installments from Mr. Thakral’s start date, and (ii) 1,250,000 performance share units (“PSUs”) that will vest, if at all, at the end of a three-year vesting period subject to certain performance goals. In each case, vesting of the RSUs and PSUs is subject to Mr. Thakral’s continuous employment through the applicable vesting date or earlier vesting due to a change of control and certain termination events. The foregoing description of the Inducement Plan, the RSUs and the PSUs is not complete and is qualified in its entirety by reference to the full text of the Inducement Plan and the underlying Restricted Stock Unit Agreement and Performance Share Unit Agreement, copies of which are attached hereto as Exhibit 10.6, 10.7, and 10.8, respectively, and are incorporated herein by reference.
Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1	Certificate of Designations of Series A Preferred Stock of Fortrea Holdings Inc., as filed with the Secretary of State of the State of Delaware on June 12, 2025.		8-K	001-41704	3.1	12-Jun-25
4.1	Rights Agreement, dated as of June 11, 2025, between Fortrea Holdings Inc. and Equiniti Trust Company, LLC as rights agent.		8-K	001-41704	4.1	12-Jun-25
10.1	Offer Letter, effective as of August 4, 2025, between Fortrea Holdings Inc. and Anshul Thakral.*	X
10.2	Offer Letter, effective as of May 13, 2025, between Fortrea Holdings Inc. and Peter M. Neupert.*	X
10.3	Consulting Agreement, effective as of May 13, 2025, between Fortrea Holdings Inc. and Thomas Pike.	X
10.4	Master Senior Executive Severance Plan, as amended.*	X
10.5	Fortrea Holdings Inc. 2023 Omnibus Incentive Plan (as amended and restated).*	X
10.6	Fortrea Holdings Inc 2025 Inducement Award Plan.*	X
10.7	Form of Restricted Stock Unit Agreement (2025 Inducement Award Plan).*	X
10.8	Form of Performance Share Unit Agreement (2025 Inducement Award Plan).*	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X
*Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ JILL McCONNELL
Name:	Jill McConnell
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: August 6, 2025