Form 10-K
period 2025-12-31
Fortrea Holdings Inc.
filed 2026-02-26
CIK 1965040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-41704
__________________________________
Fortrea Holdings Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	92-2796441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Moore Drive, Durham, North Carolina	27713
(Address of Principal Executive Offices)	(Zip Code)
(877) 495-0816
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FTRE	The Nasdaq Stock Market LLC
Rights to Purchase Series A Preferred Stock, par value $0.001 per share	-	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $448.4 million.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 24, 2026 was 93.5 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which is to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” of this document. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: our dependence on third parties generally to provide services critical to our businesses; our ability to successfully implement our business strategies and execute our long-term value creation strategy; risks and expenses associated with our international operations including but not limited to currency fluctuations and trade policies; our customer or therapeutic area concentrations; our adoption and use of technology within our business and the risks that we may not be able to capture the anticipated benefits of such technology or that such technology may have negative effects; the outcome and impact of pending or future litigation; any deterioration in the macroeconomic environment, particularly within the pharmaceutical and biotechnology industry, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate over a specified period of time, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; the possibility that Delaware law, our organizational documents, our stockholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover; and other factors described from time to time in documents that we file with the SEC.
All forward-looking statements are made only as of the date of this Form 10-K and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. For a further discussion of the risks relating to our business, see the Part I, Item 1A. “Risk Factors” of this document.

PART I
ITEM 1. BUSINESS
Overview
Fortrea Holdings Inc. is a leading global contract research organization (“CRO”), providing biopharmaceutical product and medical device development solutions to pharmaceutical, biotechnology and medical device customers. We provide phase I through IV clinical trial management, clinical pharmacology, and consulting services for our customers. For more than 30 years, we have supported our global pharmaceutical, biotechnology, and medical device customers across more than 20 therapeutic areas, providing agile delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid structures. We believe we are well positioned to leverage our global scale, scientific and therapeutic expertise, access to clinical data-driven insights, industry network, and decades of experience to bring customers distinctive, expert solutions.
Our team of approximately 14,300 employees is able to conduct operations in approximately 100 countries. Our solutions streamline the biopharmaceutical product and medical device development process.
Fortrea combines decades of domain expertise with the nimbleness required to meet market demand for flexible engagements with large and small customers, delivering solutions that bring life-changing treatments to patients faster and creating value for all stakeholders. Our expertise in the biopharmaceutical product and medical device development process has enabled us to design service offerings to better meet the needs of customers. We manage our business in one reporting segment — Clinical Services.
Fortrea Holdings Inc. was formed through a spin-off of the CRO business, which we refer to as the “Spin” or the “Separation,” from Labcorp Holdings Inc., which we refer to herein as “Labcorp” or “Former Parent”. All references in this Form 10-K to “Fortrea”, “the Company”, “we”, “our” or “us” refer to Fortrea Holdings Inc., a Delaware corporation, and its subsidiaries, unless otherwise indicated by the context. On June 29, 2023, which we refer to as the "Separation Date," Fortrea and Labcorp entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, Labcorp agreed to spin-off its CRO business into Fortrea, a standalone, publicly traded company. References in this Annual Report on Form 10-K to “our consolidated and combined financial statements,” “our combined financial statements” and similar expressions refer to the combined financial statements of Fortrea and Labcorp due to the fact that as of certain dates and during certain periods presented in the financial statements, Fortrea was still a wholly-owned subsidiary of, and operated under those businesses of, Labcorp.
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, to sell the operations of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries; which are all collectively referred to as the Enabling Services Segment. The transaction closed during the second quarter of 2024. Refer to Note 3, “Discontinued Operations” to the audited consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Our Business
•Clinical Pharmacology. We are a recognized leader in clinical pharmacology, known for first-in-human and exploratory clinical pharmacology studies as well as biopharma label support studies. We offer an integrated clinical pharmacology solution that delivers with precision, quality and safety. Our solutions include our clinical research units (“CRUs”) and external partnerships, project management, study design and monitoring, bioanalytics and biomarkers, pharmacokinetics (“PK”), modeling and simulation, and biometrics. Fortrea’s CRUs are located in Leeds, U.K. offering 100 bed capacity; Dallas, Texas with 100 bed capacity; Daytona, Florida with 88 bed capacity; and Madison, Wisconsin with 88 bed capacity. Our offerings include deep expertise in areas such as radiolabeled absorption, metabolism and excretion studies, as well as studies involving normal healthy volunteer and patient populations. All Fortrea CRUs have current good manufacturing practice (“cGMP”) pharmacies within them, enabling on-site manufacture of sterile and non-sterile drug product. A global bedside data capture system has been implemented across all CRUs, enabling increased efficiency and quality, and providing real time access to data.
•Clinical Development. We are a leading full-service provider of phase I through IV clinical and real-world evidence (“RWE”) studies with a flexible approach to serving our customers. Clinical Development is Fortrea’s largest offering in terms of annual revenue contribution and has been for the last five years. Services include, but are not limited to, regulatory affairs, protocol design, operational planning, study and site start-up, patient recruitment, project management, comprehensive site and medical monitoring, data management and biostatistics, pharmacovigilance, medical writing, and mobile clinical services. Our service offerings are supported by technological innovations, leveraging strategic relationships with leading technology vendors together with Fortrea’s operational expertise to support more connected patient and site centric solutions, digital health and decentralized clinical trial capabilities. We are making focused investments in artificial intelligence (“AI”), machine learning (“ML”), other advanced technologies, and workflow automation and orchestration to drive speed, agility, quality and enhanced patient safety in clinical research. We focus on rapidly expanding research areas such as oncology, central nervous system and neurodegenerative, metabolic disorders including MASH (metabolic dysfunction-associated steatohepatitis), immunology and inflammation (including autoimmune diseases and rheumatology), rare diseases, and cell and gene therapies. Additionally, we have deep scientific expertise in a broad spectrum of therapeutic areas and diseases, such as cardiovascular disease, nephrology (renal), infectious diseases, dermatology, ophthalmology, respiratory, and women’s health, among others. For instance, during the period from January 2020 to December 2024, we conducted more than 5,930 phase I through IV clinical trial projects involving approximately 1,000,000 subjects. Clinical Development is enhanced by our pharmacology learnings, which we apply to future clinical programs. We also have a medical device and diagnostics offering, which has conducted more than 500 studies during that same period. We believe Fortrea is poised to capture additional market share in the large and expanding development market.
We offer our customers a tailored approach to clinical trial solutions through the use of three delivery models: Full Service, Functional Service Provider, and Hybrid.
◦Full Service. Integrates multiple disciplines from our service offerings to comprehensively support our customers in their development programs across key geographies. Our service offering integrates protocol design and operational planning, site start-up and patient recruitment, project and program management, comprehensive site and medical monitoring, centralized monitoring and medical data review, clinical and biometrics services, medical writing, and mobile clinical services. Our project-centric approach utilizes dynamic team resourcing with agile role-based structures. This approach allows for more adaptability to trial types with customer-tailored designs.

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
◦Hybrid. Provides the project-centric approach of a Full Service model while integrating FSP models to varying degrees on large portfolios with therapeutic similarities, to drive efficiencies and enhance sponsor control for clinical development. Our ability to tailor our services to customer needs demonstrates the agility we can offer customers across the industry value chain. Fortrea offers this flexibility at a global scale, and we are positioned as a partner of choice for customers that require a tailored approach.
•Consulting Services. We provide comprehensive consulting services from product development and regulatory strategy to market access and health economics and outcomes research (“HEOR”), including RWE services. Our teams provide expertise, innovation and support for all product development stages (nonclinical and clinical phases I-IV), for small and large molecules, cell and gene therapies and biosimilars, across multiple therapeutic areas, including rare diseases to help customers define the most appropriate stakeholder strategy, evidence generation, and development pathway to optimize productivity, value and outcomes for life science innovation.
Market Opportunity
CROs provide services to customers to assist in phase I through phase IV clinical trials and commercialization to accelerate the development of and access to safe, effective medical therapies and devices. Developing new biopharmaceutical products and medical devices for the treatment of human disease is a complex, costly, and lengthy process. Prior to commercialization, a biopharmaceutical product or medical device must undergo extensive preclinical and clinical testing as well as regulatory review to demonstrate an acceptable benefit-risk profile by regulatory authorities. As a result, bringing a new biopharmaceutical product to market takes about a decade1 and costs $2.23 billion on average.2
The biopharmaceutical product development process consists of three stages: preclinical, clinical, and commercialization. The preclinical process is the stage of research that begins prior to clinical studies and collects data on the feasibility, efficacy, and safety of drugs through experiments outside of the human body. The clinical stage is the most time-consuming and expensive part of the drug development process. During this stage, the product candidate undergoes a series of tests in humans. In phase I, small groups of study volunteers are exposed to ascending doses of the experimental product in order to assess safety and to determine the distribution of the drug and maximally tolerated dose. Preliminary assessment of the relationships between dosage, safety, and effectiveness follow in phase II before expanding to larger trials, phase III, to formally test effectiveness and safety in the target population. Phase IV, or post-approval trials, involves monitoring or verifying the risks and benefits of a drug product that has been approved and on the market.

The clinical development market is a large, attractive and growing market. Phase I-IV clinical development spend by the pharmaceutical and biotechnology industry is forecast to be ~$145 billion in 20263. Of this, we estimate the current addressable market for Fortrea to be approximately $41 billion4. Over the next several years, pharmaceutical and biotechnology companies are projected to increase R&D investment, grow their pipelines, and outsource more programs to CROs. We believe these underlying market trends represent a significant opportunity for us.

1 McKinsey and Company, Operational excellence in biopharma research and early development, January 2025
[2] Deloitte, Be brave, be bold – Measuring the return from pharmaceutical innovation – 15th edition, March 2025
[3] Evaluate Pharma, Citeline, internal analysis
[4] Evaluate Pharma, Citeline, William Blair, Jefferies, Industry Standard Research, Internal analysis
In addition to the growth in R&D expenditures, an increase in outsourcing has also supported the growth of the CRO sector. Global pharmaceutical and biotechnology companies continue to outsource a significant amount of the biopharmaceutical product development process as they seek therapeutic diversity for their pipelines, target diverse global populations, and require deep scientific research. We believe there are three key trends affecting our end markets and believe that such trends will continue creating an increased demand for our services:
•Increasing Pharmaceutical and Biotechnology R&D Spend. Growing R&D investment will help propel the CRO market as new indications are discovered, resulting in a greater demand for clinical trials. Over the past decade, we have seen the biopharma industry leverage science, technology, and AI to advance the level of understanding of the pathogenesis of human disease, and to identify new therapeutic targets and treatments. R&D spend of large biopharmaceutical companies is forecast to grow at approximately 4-5% CAGR over the period 2025-2030. In 2024, biotechnology funding modestly improved from the relative downturn in 2022-23 that followed historically high funding levels stemming from the COVID pandemic. Biotech funding slowed in the first half of 2025 due to policy and macroeconomic headwinds but began to strengthen in the second half of the year. Over the medium to longer term we would anticipate the biotechnology funding environment to reflect more historical levels of solid investments.
•Expanding Scope of Capabilities. CROs have successfully expanded the scope of services they are able to offer pharmaceutical, biotechnology, and medical device companies, increasing the addressable market that they serve. Examples include the expansion of decentralized trial (“DCT”) services, global logistics, and management of highly complex biologics and cell and gene therapy trials. The need for biopharmaceutical companies to expand the commercial potential of their products internationally has been a catalyst for the increasingly global nature of clinical trials. CROs that can capitalize on extensive datasets to inform decisions and increase efficiency in executing international clinical trials have benefited from these changing dynamics. With the continued growth of biologics and advanced therapies, such as cell and gene therapies, in R&D pipelines additional complex clinical trial capabilities will also be required from CROs. We are built to handle the increased complexity and global demand that underpin these industry tailwinds.
•Elevated Outsourcing Levels. As large biopharmaceutical companies seek to reduce the cost and time to develop biopharmaceutical products, and periodically reprioritize their pipeline investments, they have increasingly relied on CROs for services to preserve flexibility and reduce costs associated with clinical trials and improve time to market. While some companies anticipate a reduction in Full Service in the near-term, they expect increased use of Functional Service Provider models. Both Full Service and Functional Service Provider delivery models create demand for CROs, and we believe Fortrea is well positioned as we offer flexible delivery models to the industry. According to multiple industry investment sources, the CRO market is expected to grow more slowly in the short term, and return to a higher growth rate in the longer term.

Despite the large, attractive and growing market that Fortrea operates in, our business is subject to a number of risks inherent to our industry, including our customers’ ability to access sufficient funding to run clinical trials, our ability to generate net new business awards or our new business awards being delayed, terminated, reduced in scope, or failing to go to contract, and our ability to contract with suitable investigators and recruit and enroll patients for clinical trials, among others. Any number of these factors could impact our business, and there is no guarantee that our historical performance will be predictive of our future operational and financial performance. For a description of the challenges we face and the risks and limitations that could harm our prospects, see Part I, Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Competitive Strengths
We believe we are strategically positioned to serve the pharmaceutical, biotechnology, and medical device industries. Our credibility and reputation in the market is a direct result of our multi-decade track record of operational execution and effective flexible solutions. Our competitive strengths include:
Extensive History as a Market Leader Across Clinical Development
We have more than 30 years of experience providing clinical development services to the pharmaceutical, biotechnology, and medical device industries. We have an extensive history as a leading organization with a differentiated service offering. We believe that our commitment to continuous service and technology innovations combined with Fortrea’s tailored approach to serve both biotechnology and large biopharmaceutical companies and experience across more than 20 therapeutic areas enables us to continue to differentiate ourselves from peers in the CRO industry.
Large and Diversified Customer Base
We have a balanced and diverse customer mix serving large, mid-size, small and emerging pharmaceutical, biotechnology, and medical device organizations. As of the fiscal year ended 2025, one customer accounted for approximately 18.1% of our revenue. In 2025, 56% of our revenue came from leading pharmaceutical customers. We seek to be the partner of choice for leading pharmaceutical companies as well as innovative biotechnology companies. We believe our broad customer base positions us at the forefront of innovation in healthcare and allows us to help our customers efficiently bring the best therapeutic solutions to patients.
Global and Stable Customer Relationships
Our scale and expertise are key competitive advantages that make us a multi-dimensional partner for our customers. Our top 20 customers represented approximately 69% of total revenue for 2025, 64% for 2024, and 61% for 2023. Additionally, most of our customers use us for more than one service. On average, our customers leverage three or more of our services. We believe that our global capabilities and scientific expertise are considered a differentiator by our top customers. With a portfolio of projects that extend over multiple years, our longer-term contract durations give us confidence and visibility into our future revenues.
Deep Therapeutic Expertise in High Growth Therapeutic Areas
We believe that our focus and expertise across rapidly growing scientific areas provide us with advantages over our competitors. Fortrea’s expertise spans oncology, CNS and neurodegenerative disease, metabolic diseases including MASH, immunology and inflammation, cardiovascular, renal, rare disease, cell and gene therapy, ophthalmology and several emerging therapeutic areas. These scientific areas represent the majority of the life sciences industry’s existing drug development pipelines.
Oncology makes up a large portion of our business and continues to grow. Over the previous five years, we have completed over 1,200 oncology clinical trials involving approximately 250,000 patients and more than 30,000 investigator sites. In 2025, 40% of our full service therapeutic-based revenue related to oncology studies. In addition to Fortrea’s success in oncology, we plan to leverage our capabilities in science, innovation, and technology to successfully capture additional market share across high-growth therapeutic areas.

Site and Patient Centric Approach to Improve Delivery and Outcomes
Fortrea establishes high-value site relationships to support scientific engagement and reduce the time and cost for our customers to develop products. The third-party clinical sites we work with include healthcare systems, dedicated research networks, large group practices, consortiums, and governmental coordinating bodies that represent multiple research partners around the globe. Our Global Site Advisory Board represents a network of more than 400 sites and community partners, as well as our customers. The Advisory Board aims to shape industry best practices and drive process improvement through the adoption of innovative technological solutions at Fortrea. We leverage data-driven approaches to target sites that align with our customers’ protocols, with a focus on accelerating patient recruitment, efficiently executing trials with high quality, and enhancing the site experience. We work with key sites to plan, design and win new studies through therapeutic guidance and patient engagement strategies, recognizing the importance of site and patient-centricity in a trial’s success.
Fortrea collaborates with top technology innovators in our industry to deliver integrated patient and site centric solutions that streamline the clinical trial experience. We provide sites with a dedicated point of contact, from initial outreach through study close out, to streamline communication.
Fortrea also offers a range of site augmentation services to support sites with selecting trials, identifying and enrolling patients, conducting and closing out of studies. These services include administrative and clinical support, tools, data and analysis to enable sites to be more productive and help to overcome challenges with disparate technologies, complex protocols and their resource constraints.
We are committed to increasing the representation of patient populations within clinical trials, and developed a holistic strategy focused on partnering with customers, sites, investigators, and communities to address this commitment and support the diversity plans expected by global regulatory authorities.
Data Driven Insights to Optimize Trials
Access to data is foundational to any CRO and we believe our arrangements with strategic data partners together with our ability to integrate, analyze and visualize datasets provide a higher quality of insights to our customers. We leverage these insights to improve study design and feasibility, identify high-performing investigator sites, accelerate recruitment, and improve retention of patients in studies, among other uses. We continue to explore new data sources that enrich the breadth and depth of our geographic, therapeutic and site datasets.
Pursue Ideal Scale Combining Global Delivery with Agility and Customer Intimacy
The landscape for clinical trials is evolving, both with changes to global business practices, and the commercialization strategies of our clients. While the number of novel therapies is increasing, a confluence of factors influence where clinical trials are conducted, including site capacity and patient availability, improvements to regulatory timeframes, changes in the willingness of markets to approve, pay for and distribute therapies, and geopolitical events.
Fortrea has the scale and expertise to advise, design and deliver our customers’ programs, projects and programs globally. We are able to conduct trials in approximately 100 countries including all of the major pharmaceutical and biotechnology markets. Fortrea’s approximately 14,300 employees are strategically balanced throughout the world, with employee breakdown by region of: 26% in the Americas, 27% in EMEA, and 47% in Asia-Pacific. Fortrea has invested in building centralized capability hubs for efficient processing of trial activities, supporting site and customer-facing teams. We will continue to strategically invest in markets to meet the needs of our customers and the demands of the global clinical trial landscape.
We believe our size also offers advantages in more efficient decision making and increased accessibility to key leaders.

Growth and Margin Expansion Strategy
Our growth and margin expansion strategy builds on Fortrea’s strong foundation of more than 30 years delivering clinical research expertise and is meant to align with our customers’ evolving priorities. Fortrea’s strategy centers on three pillars: commercial excellence, operational excellence and financial excellence, and includes the following elements:
Increase our Reach, Relevance and Repeat Business
We continue efforts to increase our brand awareness, identify new clients and opportunities to expand existing relationships, and to improve our win-rates to drive Fortrea’s growth. We are working to leverage data, analytics and AI-enabled tools to support the identification, targeting and qualification of prospects; bring the right expertise into early engagement with customers; tailor and sharpen our value propositions; upskill our commercial and account management teams; increase senior management engagement with customers; and focus on consistently delivering. Through these initiatives, we aim to grow our reach, relevance and repeat business.
Lead with Scientific and Therapeutic Expertise, Expand in Existing and Novel Therapeutic Areas
We believe our therapeutic expertise across phase I through phase IV of drug development is critical to early engagement with customers and to optimizing the design and management of clinical trials. Our expertise helps us deliver enhanced value to customers through a reduction in the cost and time to bring drugs and devices to market. We have significant expertise in several rapidly growing scientific areas including oncology, CNS and neurodegenerative disease, metabolic diseases including MASH, immunology and inflammation, cardiovascular, renal, rare disease, cell and gene therapy, ophthalmology, and several emerging therapeutic areas. The oncology market remains an area of unmet medical need that receives significant investment in R&D. As part of our mission to drive value for customers, we continue to try to capitalize on the expansion of opportunities in these important, growing therapeutic areas. While Fortrea has significant expertise and experience in these scientific areas, we believe that there is ample opportunity for future growth.
Build on Strengths in Clinical Pharmacology
We are a market leader in clinical pharmacology studies, known for first-in-human and exploratory clinical pharmacology studies as well as biopharma label supporting studies. Our integrated clinical pharmacology solution supports the increasing complexity in early phase trials with precision, quality and safety. We are focused on increasing the utilization of our units and expanding the wraparound services we offer. We seek to optimize delivery in more complex hybrid study designs that include both healthy volunteers and patients through the utilization of our four clinics in combination with a global site network to expand our service offerings into phase 1B studies in patients and serve as investigator sites for phase 2 studies and vaccine studies.
Selective Investment in Technology, Data and Application of Artificial Intelligence (AI) for Speed and Simplification
Fortrea takes a focused, digital-led approach to technology, investing selectively in platforms, data assets, AI, ML, other advanced technologies, workflow automation and orchestration that accelerate trial execution and drive quality and simplification across clinical development.
The digital and technology landscape for clinical trials has evolved rapidly over the last decade, with proliferation of digital health and trial solutions, wider availability of electronic medical record and patient generated health data supporting the rise of decentralized trial models, real-world data integration, and analytics. The use of AI, ML and other advanced technologies in clinical research is still relatively early in adoption, but promises further improvement in study design, site selection, patient recruitment and engagement, and streamlining of operational processes.

Fortrea integrates its in-house datasets, those from strategic data partners and a broad range of additional third parties, using proprietary analytics and AI-enabled tools to guide protocol design, optimize study feasibility, identify diverse sites and patients, and accelerate study delivery. We continue to explore new data sources that enrich the breadth and depth of our geographic, therapeutic and site data sets.
Fortrea has strategic relationships with a number of leading technology vendors in the industry, including Advarra, Cognizant, Medidata and Veeva among others. We bring together digital solutions with Fortrea’s operational expertise to support more connected patient and site centric solutions, digital health and DCT capabilities that streamline the clinical trial experience and to enable Fortrea’s digital transformation.
We are making focused investments in AI, ML, other advanced technologies, and workflow automation and orchestration to drive speed, agility, quality and enhanced patient safety in clinical research. In 2025, we made solid progress with the modernization of our Xcellerate platform, which supports Risk Based Quality Management, central monitoring, and study oversight across our portfolio of projects. We also released an initial version of our CRA mobile app and digital assistant and plan to scale its rollout and enhance its features going forward. In addition, we leverage tools such as Microsoft ML/AI Foundry and Microsoft Copilot broadly across our enterprise to enhance employee productivity. Our approach is compliant with “Ethical Artificial Intelligence,” which refers to AI systems designed and deployed in alignment with principles such as fairness, transparency, accountability, privacy and respect for human rights. We strive to ensure our AI systems operate responsibly, balancing innovation with societal values while minimizing harm and bias. We plan to continue to invest in our capabilities, our ability to generate insights through data and analytics, reduce cost, and increase the speed and efficiency of clinical trial execution to enhance the quality and value of our offerings for our customers.
Become the Partner of Choice for Pharmaceutical, Biotechnology and Medical Device Companies
Fortrea partners with pharmaceutical, biotechnology and medical device companies of all sizes, from small/emerging, mid-size, and large. Our customers are looking for flexible and agile solutions to support their strategies, competencies and geographic priorities. We tailor solutions for each customer, and aim to develop long-term, trusted relationships that create value for both parties. Early sharing of development and pipeline goals, protocols and issues by all parties combined with strong relationship and program management increase efficiency and promote the adoption of innovative delivery models.
Fortrea supports many small and mid-size customers through contributing scientific, therapeutic, regulatory, commercial and operational expertise and insights to help shape their clinical development strategy and protocol design to achieve their goals. We offer seamless support across Clinical Pharmacology and Clinical Development, reducing white space between phases. We provide expert full-service teams, data-driven site selection and patient-centric recruitment approaches to deliver their studies with agility and flexibility, underpinned by quality. We support customers from early to late phase, both locally with country-level regulatory and operational capabilities, and regionally/globally as they seek to broaden their strategy to key global markets. We will continue to expand our small and mid-size customer base and to build long-tenured partnerships with these customers, enhancing our biotech operating model and offerings to meet their needs.

Fortrea also supports leading large pharmaceutical customers as a preferred provider for services across our range of offerings, including Clinical Pharmacology, Phase I-IV Full Service, Consulting Services, Clinical/Biometrics/Safety FSP, and Hybrid models that combine Full Service and FSP. Customers are seeking to drive acceleration of their pipelines, deliver superior performance, and achieve significant cost reductions in R&D. They look to Fortrea for a partnership rooted in trust and transparency, cultural alignment, access to innovative approaches, highly flexible offerings to meet their evolving needs and those of the changing drug development landscape, and solutions that are adapted to their custom approach. We will continue to provide high levels of service and to expand existing partnerships, as well as to add new partnerships where there is a strong strategic alignment.
Fortrea believes that excellence in project management is foundational to the consistency of delivery for customers of all sizes and types. We continue to embed a disciplined, quality-centric approach and to increase access to training, tools, technology and infrastructure to support world-class project management.
Create an Inclusive Culture for Careers with Meaning as a Competitive Advantage
Fortrea’s employees are motivated by our purpose of delivering solutions that bring life-changing medicines to patients faster, and we are committed to making Fortrea an engaging place where talented professionals can grow and advance their careers.
Fortrea’s distinctive culture is underpinned by FOUR cultural beliefs that guide how we care and deliver:
•Forward Together - I partner with my customers to understand their needs and achieve results together
•Own It - I hold myself accountable and work across perceived boundaries to find solutions and deliver
•Uphold Integrity - I do the right things in the right way, with the safety of patients and research volunteers always coming first
•Respect People - I am inclusive, seek feedback and create positive experiences for all
In addition, we plan to continue our investments in global early talent development; career paths; a broad range of learning and development opportunities; our Responsible People Practices Advisory Committee to operationalize people initiatives throughout the organization; and Employee Resource Groups (“ERG”). These initiatives are supported by investments in process and technology that benefit both our workforce and our customers.
Margin Expansion
Fortrea believes we have the opportunity to increase our operating margin over time. We maintain a disciplined approach to pricing and to managing the mix of our business to improve the quality of our backlog and support margin expansion. We continue to focus on right-sizing the organization to match resources to demand and to improve efficiencies in operations and SG&A while protecting delivery quality. We anticipate that with revenue growth we can drive operating leverage across both operations and SG&A.
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
We aspire to provide world class customer relationship management through the collaboration of scientific, regulatory, operational, and technical staff with our business development, customer facing project personnel, and senior leadership teams. From the first touchpoint with a potential customer, we engage our therapeutic, scientific, and project personnel to build an understanding of the customer’s unique needs and culture. They remain embedded through the development of the opportunity and throughout the life of the project, program or partnership. This strategy allows us to consult collaboratively with our customers throughout the lifecycle of our engagement.
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
Human Capital
Mission and Culture
We take pride in bringing together a diverse and experienced global workforce that enables advances in medicine that improve lives. Our team of approximately 14,300 employees is able to conduct operations in approximately 100 countries and stands behind our purpose of delivering solutions that bring life-changing treatments to patients faster and creating lasting value for all stakeholders.
Workforce Demographics
Our success is rooted in our sustained ability to attract, develop, and retain a highly specialized and skilled global workforce. Employees are globally dispersed, with 26% in the Americas, 27% in EMEA, and 47% in Asia-Pacific. Of our global workforce, 97% of our employees are full time, and 3% are part time.
Responsible People Practices
Fortrea thrives on an inclusive culture of excellence and is a company dedicated to the idea that people at all levels of our organization should be supported to contribute at the highest levels each day. Respecting people and upholding integrity go beyond our cultural belief system; they are woven into our DNA. We believe in cultivating a workplace where all employees can thrive.
Our focus on responsible people practices is core to our purpose and strategy. Our company ethos is to promote the voice of all employees. All employees are responsible for upholding our Code of Conduct, which forms the foundation of our personnel and ethics policies and practices.

Building on our CEO's signing of the CEO Action Pledge, we continue to collaborate with the broader business community to drive meaningful change in advancing responsible people practices in the workplace. Over the past year, we have strengthened our commitment by implementing initiatives that foster open dialogue and promote opportunity across all levels of our organization. Our global ERGs are important levers in driving our culture of inclusion and belonging. Open to all employees, they represent our diverse population and are led by employee volunteers to foster connections, encourage belonging, support career development, and champion employee voices.
Workforce Diversity Profile:
Our diversity profile as of December 31, 2025:
In the United States, approximately 59% of our employees identify as white and approximately 41% identify as a minority, including 13% who identify as Black or African American. Approximately 69% of our employees globally identify as female and approximately 60% of employees worldwide at management levels identify as female.
Fortrea intentionally crafted a strategic framework that focuses on our people (internally) and the patients our customers serve and other partners (externally). Our broad global footprint enables us to leverage broad and deep experience and ideas, and this is reflected in global representation across our management and leadership. Our people strategy is designed to grow and further evolve in alignment with the changing dynamics of the global workforce.
Employee Listening and Engagement
Since becoming an independent company, Fortrea has strengthened its commitment to employee listening and connection, placing a deliberate emphasis on building meaningful, in‑person relationships between our executive team and employees. This creates a deeper understanding of local experiences and strengthens trust through visible, accessible leadership. These discussions, alongside our continued commitment to annual engagement surveys and pulse checks throughout the year, lay the foundation for Fortrea’s global engagement program. Participation remains strong, reflecting employees’ willingness to share feedback and actively partner in shaping Fortrea’s culture. The insights gathered show consistent alignment with industry benchmarks and demonstrate meaningful progress across key engagement drivers, including collaboration, inclusion, and confidence in leadership. Our continued investment in in‑person connection, executive visibility, and robust listening practices underscores Fortrea’s commitment to creating an engaging, supportive, and high‑performance workplace, one where employee voices are heard, valued, and translated into action.
Learning and Development
Fortrea is committed to fostering a learning environment that supports the development of employee capabilities critical to the execution of our business strategy. Our learning framework is designed to strengthen workforce skills, reinforce regulatory and quality standards, and support career progression across the organization. We regularly assess and enhance our learning portfolio to ensure alignment with operational needs, industry requirements, and the evolving skills necessary for future growth.
To further develop leadership capability across the organization, we launched the Fortrea IMPACT Leaders Program, a new development pathway focused on building core leadership competencies, driving accountability, and equipping leaders to guide high‑performing, engaged teams in a rapidly evolving environment. This program represents a significant investment in developing our next generation of leaders and supporting a consistent, enterprise‑wide leadership culture.
In addition, we have expanded our curriculum to include AI‑related learning and digital literacy training, ensuring employees are prepared to adopt new technologies that enhance productivity, data‑driven decision‑making, and operational efficiency. These offerings focus on practical applications of AI in daily work, responsible AI use, and foundational digital capabilities that enable ongoing workforce adaptability.

Together, these learning initiatives reflect Fortrea’s commitment to building a future‑ready workforce—one equipped with the skills, tools, and leadership capabilities necessary to support innovation, deliver operational excellence, and continue advancing our mission.
Development Programs
Fortrea provides employees with access to a comprehensive set of development programs spanning the employee lifecycle. These include new‑hire onboarding, job‑specific functional and therapeutic area training, leadership and professional skills development, cross‑cultural training, mentoring, talent management resources, and required regulatory and compliance training. These programs are structured to support role readiness, capability building and adherence to applicable regulatory expectations.
Learning Methods and Delivery
Training is delivered through a blended model that incorporates interactive digital learning, facilitated workshops, scenario‑based and experiential learning, mentoring interactions, and on‑the‑job training. This multimodal approach is intended to accommodate diverse learning needs and enhance accessibility across our global workforce. Program design is informed by employee feedback, business priorities and operational requirements to maintain relevance and effectiveness.
Quality, Evaluation and Governance
Fortrea maintains processes to support an audit‑ready learning environment. Learning activities are developed, deployed and tracked using standardized tools and methodologies. We use established evaluation models, including the Kirkpatrick framework, to assess learning effectiveness and to drive ongoing improvement. Centralized governance structures provide oversight of regulatory and project‑specific training, helping ensure consistency, compliance and alignment with quality management expectations.
Mentoring
Fortrea’s mentoring program provides structured one‑on‑one developmental relationships that promote knowledge sharing, skill development and professional growth. Participants are matched to foster meaningful connections between experienced professionals and employees seeking guidance and career support. The program is designed to strengthen engagement, reinforce a culture of continuous development and expand opportunities for learning across the organization.
Talent Strategy
Fortrea has a unified Talent Strategy Group which integrates Learning and Development, Talent Management and Talent Acquisition. This alignment creates a seamless talent ecosystem, spanning attraction, development, and retention while enabling data driven decision making for workforce planning and upskilling. It fosters a unified approach to mitigate talent risks, enhance business agility, foster personal development and strengthen our ability to deliver on global priorities.
Our success depends on attracting, developing, and retaining a highly specialized global workforce. We balance effective labor cost management with creating an environment where employees thrive and deliver lasting value. We prioritize skills development, career transitions, and talent retention, underpinned by a strong commitment to inclusion and continuous learning. Recognizing the importance of external talent, we actively market our people and brand worldwide to remain visible and appealing to top talent in every region.
Talent Acquisition provides a competitive edge through its diverse, global presence and a blend of innovative and traditional recruitment strategies. We assess candidates against clearly defined, role-specific criteria to promote consistency, objectivity, and alignment with business needs. In addition to evaluating current capabilities, we consider indicators of future development, including learning agility, ability to problem-solve, and capacity to assume increased responsibility over time. This approach supports the development of a high-performing workforce while enabling us to attract and retain individuals with diverse backgrounds, experiences, and perspectives.

By building strong relationships with universities, professional networks and engaging with communities across the globe, we ensure Fortrea is fueled by best-in-class expertise and the next generation of talent.
Global Benefits, Compensation, and Rewards
Our compensation strategy is designed to drive sustainable performance and align employee success with shareholder value. We maintain a balanced mix of base salary, variable pay, long-term incentives, and recognition awards to attract and retain top talent in a competitive market. We believe this structure reinforces accountability for results, fosters long-term engagement, and supports the execution of our corporate objectives. By linking compensation directly to performance, we are incenting our workforce to remain focused on delivering outcomes that advance our strategic priorities and create value for customers and investors.
We believe that employee well‑being is foundational to long‑term value creation. Our benefits offerings are designed to support health, balance, flexibility, and professional growth across the organization. We provide competitive health coverage, retirement programs, wellness initiatives, paid time off, flexible work options, and continuous learning opportunities, reflecting our commitment to attracting, developing, and retaining talent.
Health and Safety
The health and safety of our employees is of primary importance. As such, we have established numerous employee health and safety protocols, including engineering and administrative controls, policies, procedures, processes and training to minimize the potential for, and the severity of, work-related injuries and illnesses.
Intellectual Property
In the course of conducting our business, we have developed, and continue to develop and use, proprietary software, systems, processes, databases and other intellectual property. We seek to protect our proprietary and confidential information and trade secrets through confidentiality agreements with employees, customers, and other third parties, as well as through administrative and technical safeguards. We rely on patent, copyright, and trademark laws, as may be appropriate and applicable, to protect our other intellectual property rights. For example, we have applied for and/or obtained and maintain registration in the U.S. and other countries for numerous trademarks, including Fortrea. We also enter into agreements with third parties for the license and use of their intellectual property. We believe, however, that no single patent, technology, trademark, license, or other intellectual property asset is material to the business as a whole.
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
We attempt to manage our potential liability to third parties through contractual protection (such as indemnification and limitation of liability provisions) in our contracts with customers and others, and through insurance. The contractual indemnification provisions vary in scope and generally do not protect us against all potential liabilities, such as liability arising out of our gross negligence or willful misconduct. In addition, in the event that we seek to enforce such an indemnification provision, the indemnifying party may not have sufficient resources to fully satisfy its indemnification obligations or may otherwise not comply with its contractual obligations.

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
Clinical trials are subject to the laws and regulations of the country where the trials are conducted. The industry standard for the conduct of clinical trials is embodied in the FDA’s regulations for IRB/IECs, investigators and sponsors/monitors. These regulations collectively are termed GCP by industry, and the Good Clinical Practice (“GCP”) guidelines issued by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) have been agreed upon by industry and regulatory representatives from the U.S., the European Union and Japan. GCP requirements address, among other things, IRBs, qualified investigators, informed consent, recordkeeping and reporting and data governance. These laws and regulations might not be similar to the laws and regulations administered by the FDA, and other laws and regulations regarding the protections of patient safety and privacy and the control of study pharmaceuticals, medical devices or other materials may apply. FDA laws and regulations may apply to clinical studies conducted outside the U.S. if, for example, such studies are conducted under an investigational new drug application (“IND”) or offered as support for an NDA.
Prior to commencing human clinical trials in the U.S., a company developing a new drug must file an IND with the FDA. The IND must include information about preclinical tests, manufacturing and control data, and a study protocol for the proposed clinical trial of the drug in humans. If the FDA does not object in writing within 30 days after filing, the IND becomes effective and the clinical trial may begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted in accordance with an effective IND. Similarly, the development of new medical devices in the U.S. requires an IDE (investigational device exemption) application, unless exempt, prior to conducting human clinical trials. For therapeutic and diagnostic products that combine drugs, devices, and/or biological products, these are considered combination products. The FDA will make a determination based on the prior mode of action as to which FDA center will take the lead on the review. Nonetheless, due to the nature of combination products, there can still be differences in regulatory pathways for each component. These differences can impact regulatory processes for all aspects of product development and management, including preclinical tests, clinical studies, manufacturing and control data as well as adverse event reporting.

The study protocol must also be reviewed and approved by an IRB/IEC for each principal investigator’s site in which a study is proposed to be conducted, and each IRB/IEC may impose additional requirements on the conduct of the study in its institution. IRB/IECs have the authority to review, approve and monitor clinical trials, and clinical trials are subject to oversight by IRB/IECs. In addition, certain services, such as manufacturing of investigational medicinal products for use in phase I clinical trials, must conform to cGMP. cGMP requirements provide for systems with proper design, monitoring and control of manufacturing processes to maintain the identity, strength, quality and purity of medicinal products. Regulatory authorities enforce GCP and cGMP requirements through periodic inspections, and violations of GCP or cGMP requirements could result in enforcement actions including the issuance of warning letters, civil penalties, product recalls, criminal prosecutions or debarment from involvement in the submission of New Drug Applications/Biologics License Applications (“NDAs” and “BLAs”, respectively). Our global standard operating procedures are written in accordance with all applicable global regulations, including ICH. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements. We must also maintain records and documentation in compliance with applicable regulatory requirements for each study for auditing by the customer and regulatory authorities.
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
If a clinical trial is not conducted in accordance with regulatory requirements, the applicable regulatory agency may require that a clinical trial be modified, suspended or terminated, and we or our customers may be subject to a variety of sanctions. For example, violations could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning or untitled letter, suspension or termination of a clinical study, refusal to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of NDAs. IRBs may also suspend or terminate research not conducted in accordance with IRB requirements or that has been associated with unexpected serious harm to participants.
After receiving IRB/IEC approval, clinical trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases (phases I, II and III), which may overlap or be combined. For applications to the FDA, the FDA may require, or sponsors may voluntarily conduct, a fourth phase of clinical trials (phase IV) as a condition of approval or to obtain additional data on the product under investigation, respectively. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic product. NDAs/BLAs are comprehensive filings that include, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured, additional stability data and proposed labeling. The FDA’s review may last from several months to several years. If an NDA/BLA is approved, the product may be marketed in the U.S., subject to any conditions imposed by the FDA as part of its approval. The FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”). REMS may be required by the FDA for a product where serious safety concerns exist in order to help ensure the benefits of the product outweigh its risks. All marketed products require post-marketing safety surveillance.

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
We are also subject to privacy and security laws of other countries. For example, in the European Economic Area, we are subject to the EU General Data Protection Regulation, and in the U.K., we are subject to the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (together the EU and U.K. data protection regulations are referred to as “GDPR”) and the U.K. Data (Use and Access) Act (“DUA”). In India, we are subject to the Digital Personal Data Protection Act (“DPDPA”) to the extent the terms are currently in force and the Digital Data Protection Rules (“DDPR”) that came into force in November 2025. We understand that implementation of DPDPA and DDPR is in phases with full implementation anticipated in May 2027. In China, we are subject to privacy and data security and cyber security laws including Personal Information Protection Law. We are aware of the need to continue to train our staff of local privacy requirements as we expand our business in China. In Australia, we are subject to the Privacy Act, in Canada, the Personal Information Protection and electronic Documents Act, and in Brazil, Law No. 13.709 of 14 August 2018, General Personal Data Protection Law (as amended by Law No. 13.853 of 8 July 2019). In addition, similar data protection regulations addressing access, use, disclosure, and transfer of personal data have been enacted or updated in other regions where we do business.
We have established processes and frameworks, including appropriate technical and organizational safeguards, to protect the personal and health information we collect, process and otherwise maintain. We are also subject to privacy and security obligations as part of our contractual commitments with our customers and affiliates. If we fail to perform our services in accordance with these processes, frameworks and contractual commitments, we could be subject to monetary fines, civil penalties or criminal sanctions as are described in Part I, Item 1A. “Risk Factors—Risks Relating to Regulatory and Compliance Matters—Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation with customers and have a material adverse effect upon our business.”
As AI is adopted within the industry, we are aware of the risks to clinical trials in the potential for re-identification of study subjects particularly in smaller populations. We have established an AI Governance Committee to risk assess our use of AI in relation to our business. We also comply with our obligations under the EU AI Act. We have adapted our AI privacy assessments of third-party providers to incorporate enhanced questions for our AI assessments.
We anticipate ongoing privacy, data security, and artificial intelligence laws being developed, adapted or changed over the coming year and will continue to assess and adapt as required.

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
Environment, Health, and Safety
We are subject to licensing and requirements under laws and regulations relating to the protection of the environment, and employee health and safety. These laws and regulations include the safe handling, use, transportation and disposal of potentially infectious and hazardous materials; the assessment of potential work-related risks and establishment of work practice and engineering controls, and providing protective clothing and equipment, training, and medical surveillance; they are designed to minimize risk to employee health and safety and the environment.
We are committed to conducting research in a sustainable manner, in line with applicable regulatory standards and customer requirements.
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

Properties
As of December 31, 2025, we had 62 operating facilities located in 42 countries. Our corporate headquarters and principal executive offices are at 8 Moore Drive, Durham, NC 27713, and our telephone number is (877) 495-0816. Our website address is www.fortrea.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.
Available Information
Our website address is www.fortrea.com, and our investor relations website is located at http://ir.fortrea.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statement for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC's website does not constitute part of this Annual Report on Form 10-K. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Management Development and Compensation Committee and Nominating, Corporate Governance and Compliance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Within the time period required by the SEC and Nasdaq, we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition, results of operations, and cash flows. The risks that are highlighted below are not the only risks that we face. Investors should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. These risks relate to, among other things, our business and the industry in which we operate or to the securities markets generally and ownership of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be negatively affected.
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
•Our customer or therapeutic area concentrations may have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
•We depend on third parties to provide services critical to our business and depend on them to comply with applicable laws and regulations.
•Our business is dependent upon access to data and an inability to access the necessary data from our data partners on commercially reasonable terms or at all could adversely affect our business.
•If we are unable to maintain effective internal controls, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
•Changes in and uncertainty regarding U.S. regulations, government policies, government funding decisions, trade policies or tariffs could have a material adverse effect upon our business.

Risks Relating to Strategic Transactions
•A failure to identify and successfully close and integrate strategic acquisitions or close other strategic transactions could have a material adverse effect on our business objectives and our revenues and profitability.
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
•We use internally developed and licensed technology systems to manage various aspects of clinical trials, and failures of these systems, including errors in design, programming or validation, could adversely affect our business.
•Failure to keep pace with rapid technological changes could adversely affect our business.
•Issues in the development, deployment and/or use of AI may result in reputational harm, liability, regulatory action or adversely affect our business, financial condition or results of operations.
Risks Relating to Legal Matters
•Failure to comply with the contractual requirements of our agreements with customers or third-party service providers could result in claims and/or remedies against us and have a material adverse effect on us and our reputation could be harmed.
•Contract research services create liability risk.
•We face risks arising from the restructuring of our operations.
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
•Our revenues depend on the pharmaceutical, biotechnology, and medical device industries and the expenditures they make in R&D; any reductions or delays could materially and adversely affect our business, financial condition, results of operations, and cash flows.
•Foreign currency fluctuations and our planned use of financial instruments to limit our exposure to currency fluctuations could expose us to risks and financial losses that may adversely affect our financial condition, liquidity and results of operations.
•Costs associated with our debt and our debt covenants may limit cash flow available to invest in our business.
•We may not be able to access the capital and credit markets on terms that are favorable to us or at all.
Risks Relating to Ownership of Our Common Stock
•Our stockholder rights agreement could discourage, delay, or prevent a change in control over us and may affect the trading price of our common stock.
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
Our customer contracts may be delayed or terminated by our customers without significant notice periods. The time between when a project is awarded and when it goes to contract is typically several months, and prior to an award going to contract, our customer can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract without cause with a notice period that generally ranges from 30 to 90 days. Our contracts may be delayed or terminated by our customers or reduced in scope for a variety of reasons beyond our control, including, but not limited to:
•decisions to forego or terminate a particular trial;
•budgetary limits, unanticipated trial costs or changing priorities;
•actions by governmental and/or regulatory authorities;
•production problems resulting in shortages of the candidate drug being tested;
•failure of products being tested to satisfy safety requirements or efficacy criteria;
•unexpected or undesired clinical results for products;
•insufficient patient enrollment in a trial, competition for patients and/or insufficient principal investigator recruitment;
•the customer’s decision to terminate or scale back the development or commercialization of a product or to end a particular project;
•shift of business to a competitor or internal resources; or
•product withdrawal following market launch.
Furthermore, many of our FSP and consulting services are tied to a customer’s annual budgets or ad hoc service requests, which can lead to seasonal variability in revenue and less predictability in future revenues. In addition, many of these service contracts provide our customers with the opportunity to internalize the resources provided under the contract and terminate all or a portion of the services we provide under the contract. Our customers may also decide to shift their business to a competitor. Each of these factors could lead to less visibility to future revenues and may result in high volatility in future revenues.
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
Due to a strategic footprint of primary office locations in five countries with field operations worldwide, our international operations expose us to risks from potential failure to comply with foreign laws and regulations that differ from those under which we operate in the U.S. In addition, we may be adversely affected by other risks of expanded operations in foreign countries, including, but not limited to, compliance with export controls and trade regulations; changes in tax policies or other foreign laws; compliance with foreign labor and employee relations laws and regulations; restrictions on currency repatriation; judicial systems that less strictly enforce contractual rights; countries that do not have clear or well-established laws and regulations concerning issues relating to drug development services; countries that provide less protection for intellectual property rights; procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services; changes in international taxes or tariffs; and geopolitical tensions and acts of war. Further, international operations could subject us to additional expenses that we may not fully anticipate, including those related to enhanced time and resources necessary to comply with foreign laws and regulations, difficulty in collecting accounts receivable and longer collection periods, and difficulties and costs of staffing and managing foreign operations. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect our business and operations.

Embedded and functional outsourcing services associated with our FSP delivery models could subject us to employment liability, which may cause adverse effects on our business.
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
Our customer or therapeutic area concentrations may have a material adverse effect on our business, financial condition, results of operations or cash flows.
We experience termination, cancellation and non-renewal of contracts by our customers in the ordinary course of business, and the number and dollar value of cancellations can vary significantly from year to year. If any large customer materially decreases or terminates its relationship with us and we fail to add new customers or expand services to other existing customers to replace lost revenue, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the year ended December 31, 2025, our top ten customers based on revenue accounted for approximately 57% of our consolidated revenue and our top ten customers based on backlog accounted for approximately 54% of our total backlog. For the year ended December 31, 2025, one customer accounted for approximately 18.1% of revenue. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.
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
Our backlog consists of anticipated revenue awarded from contract and pre-contract commitments that are supported by written communications. Once work begins on a project, revenue is recognized over the duration of the project, provided the award has gone to contract. Projects may be canceled or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be adversely affected. In addition, if a customer terminates a contract, we typically would be entitled to receive payment for all services performed up to the termination date and subsequent customer-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the future revenue reflected in our backlog in the event of a contract termination or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related revenue recognition, typically range from a few months to several years. Our backlog might not be indicative of our future revenues, and we might not realize all the anticipated future revenue reflected in that backlog. A number of factors may affect the backlog, including:
•the size, complexity, and duration of projects or strategic relationships;
•the cancellation or delay of projects;
•the failure of one or more business awards to go to contract; and
•changes in the scope of work during the course of projects.
The rate at which our backlog converts to revenue may vary over time. The revenue recognition on larger, more global projects could be slower than on smaller, more regional projects for a variety of reasons, including, but not limited to, an extended period of coordination from the time the project is awarded and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals.
Our backlog as of December 31, 2025 was $7.7 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration, and complexity of the contracts, and can vary significantly over time.
Increased competition, including price competition, could have a material adverse effect on our revenues and profitability.
We operate in a highly competitive industry. Competitors in the CRO industry range from hundreds of smaller CROs to a limited number of large CROs with global capabilities. Our main competition consists of these small and large CROs, as well as in-house departments of pharmaceutical, biotechnology and medical device companies and, to a lesser extent, select universities and teaching hospitals. Our services have from time to time experienced periods of increased price competition that had an adverse effect on our revenues and profitability. There is competition among CROs for both customers and potential acquisition candidates. Additionally, few barriers to entering the CRO industry further increases possible new competition. These competitive pressures may affect the attractiveness or profitability of our services and could adversely affect our financial results.

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
We depend on third parties to provide services critical to our business and depend on them to comply with applicable laws and regulations.
We depend on third parties to provide services critical to our business, including, but not limited to, investigators and clinical trial sites, IT services, laboratory services, third-party transportation and travel providers, freight forwarders and customs brokers, drug depots and distribution centers, suppliers or contract manufacturers of drugs for patients participating in clinical trials, and providers of licensing agreements, maintenance contracts, or other services. In addition, we also rely on third-party CROs and other contract clinical personnel for clinical services either in regions where we have limited resources, or in cases where demand cannot be met by our internal staff. In some circumstances, our customers require that we oversee responsibility for the performance of these third parties as part of our overall service delivery. The failure of any of these third parties to adequately provide us timely critical support services in accordance with applicable laws and regulations and the terms of our agreements with them could have a material adverse effect on our business, results of operations and reputation.
If we are unable to effectively manage our growth, our business could be adversely affected.
To manage our growth, we must continue to attract and retain top personnel and invest in our operating systems. Failure to maintain and enhance both personnel and our systems at reasonable cost may negatively impact our ability to achieve growth and success. We may not be able to enhance our current technology or obtain new technology that will enable our systems to keep pace with industry developments and the sophisticated needs of our customers. The nature and pace of our growth introduces risks associated with quality control and customer dissatisfaction due to delays in performance or other problems. In addition, non-U.S. operations involve the additional risks of assimilating differences in non-U.S. business practices, hiring and retaining personnel and overcoming language barriers. Failure to manage our growth effectively could adversely affect our business.
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
Access to data is foundational to any CRO. In addition to leveraging our in-house data, Fortrea maintains relationships with a broad range of data providers that provide geographic, therapeutic and site datasets, to support our services. With the continual evolution of data offerings and providers, we evaluate existing and new sources on an ongoing basis. An inability to purchase or access the necessary data from third parties now, or in the future, on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to maintain effective internal controls, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, our independent registered public accounting firm is required to express an opinion as to the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management and administrative and operational resources, including our accounting and IT resources. If we are unable to maintain effective internal controls, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Our brand, products or solutions may not be favorably received by our customers.
Building awareness of our brand is an ongoing initiative as we continue to conduct our business under the name Fortrea and certain associated brands, with the potential for new names and systems. Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on customer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. If we fail to maintain and/or enhance brand recognition associated with the “Fortrea” name, it may affect our relationships with investigator sites or customers, which may adversely affect our ability to generate revenues and could impede our business in a highly competitive industry. Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
Epidemics, pandemics, or widespread public health crisis and associated economic repercussions, may have an adverse impact on our business and results of operations.
Epidemics, pandemics, or widespread public health crises, and associated economic repercussions, had a significant impact on our business and operations in the case of COVID-19 and may have an adverse impact our business and operations in the future. Such public health crises may have an adverse impact on our business and results of operations in a number of ways, including, but not limited to, the implementation of travel restrictions from U.S. and foreign governments; the shutdown of businesses in countries in which we operate; delays or challenges in patient enrollment and new clinical trial start-up; challenges in clinical site initiation due to difficulties in recruiting clinical site investigators and clinical site staff shortages; and the interruption of key clinical trial activities such as clinical trial site monitoring. These adverse effects could impact study participants and clinical sites and limit our ability to efficiently provide clinical trial services. In the past, we have been able to work with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants, including alternative assessment methods such as virtual monitoring visits, but if we are unable to do so in the future, that could have an adverse impact on our business.

These and other impacts of a pandemic could also have the effect of heightening many of the other factors described in these “Risk Factors” and other parts of this Annual Report on Form 10-K. Despite our efforts to manage the impacts of COVID-19 or other future outbreaks, including epidemics, pandemics or widespread public health crisis to the Company, the ultimate impacts depend on the severity and duration of a pandemic, including the emergence and spread of variants, the continued availability and effectiveness of vaccines and treatments, and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
Our effective income tax rate may fluctuate, which may adversely affect our operations, earnings and earnings per share.
We are subject to taxes in the U.S. and foreign jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. Enactment of, or changes in the interpretation of, tax legislation or income tax rates globally could materially impact our financial statements. Our effective tax rate and deferred income taxes could be impacted by changes in tax legislation globally, and due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Inflation Reduction Act of 2022 (the “IRA”), enacted August 16, 2022, which, among other items, imposes a 15% alternative minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion and introduces or extends a number of tax credits to promote clean energy development. We continue to monitor the effects of the IRA and other regulatory developments on our financial condition, operating results, and income tax rate.
We have cumulatively accrued $10.6 million for income taxes on a portion of the undistributed earnings of our non-U.S. subsidiaries that are not considered permanently reinvested. Certain tax legislation with those foreign jurisdictions could potentially have a material impact on our income tax expense.
Our future effective tax rates could be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the assessment regarding the realization of deferred tax assets, or changes in tax laws and regulations or their interpretation.
In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Framework"), which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. An additional “top-up” tax would be incurred in instances where the 15% minimum tax rate is not achieved. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. Certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. We will continue to monitor the implementation of the Framework by the countries in which we operate. There was no additional top-up tax due under the Pillar Two Framework in 2025.
On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “Tax Act”) was signed into law. The Tax Act includes substantial changes to the U.S. federal tax code and broader fiscal policy for tax year 2025 and forward. The Company has recorded any applicable impacts to its tax provision for the year ended December 31, 2025, which were not significant. There are several provisions of the Tax Act that do not go into effect until future tax years but are also not expected to have a significant impact on tax positions as currently recorded.
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
Failure to comply with national, state, local or international environmental, health and safety (“EH&S”) laws and regulations, could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.
We are subject to laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of employees. Failure to comply with these laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions that could have a material adverse effect on our business. The implementation of new or existing EH&S laws, regulations, and industry and customer standards, and any changes to them, which we cannot predict and which have historically become more stringent over time, could increase our costs and require us to reassess our business priorities. Administrative decisions, legal developments, or other governmental or judicial actions may influence the interpretation or enforcement of EH&S laws, regulations, and industry standards, and may thereby increase compliance or other costs, in the jurisdictions in which we operate. Any of these risks or costs, and our ability to assess, prepare for, and fully comply with future EH&S laws or regulations, could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

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
In addition, implementation of healthcare reform legislation that adds costs could limit the profits that can be made from the development of new drugs and medical products and devices. This could adversely affect R&D expenditures by such companies, which could in turn decrease the business opportunities available to us both in the U.S. and other countries. New laws or regulations may create a risk of liability, increase our costs or limit our service offerings. The current U.S. presidential administration may further impact the healthcare reform measures implemented under previous administrations and could impose other reform efforts, which could adversely affect our business. The Trump Administration has recently relied on executive orders in lieu of federal legislation to implement regulatory policy and objectives. We may be unable to anticipate changes in regulatory regimes of the U.S. federal government administration and, therefore, be unable to make timely operational or other changes, assuming we are in a position to effectively respond to any such change, which may not be the case, or to ensure compliance with federal regulations or orders. Executive orders or regulatory priorities issued or rescinded by the U.S. federal government administration may require additional capital expenditures or additional costs and may cause a delay or the abandonment of projects which could adversely affect our results of operations or financial condition.
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

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee and Texas—have enacted or proposed comprehensive privacy laws, reflecting a trend toward more stringent privacy legislation in the U.S. For example, the California Consumer Privacy Act (“CCPA”), which became effective as of January 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While the majority of provision went into effect on January 1, 2023, the enforcement of the California Privacy Rights Act (the “CPRA”) began as of July 1, 2023, in California. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. As such, additional compliance investment and potential business process changes may still be required. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA, the CPRA, or other domestic comprehensive privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We may also be required to comply with the data privacy and security laws of other countries in which we operate or with which we transfer and receive data. For example, in the European Economic Area, we are subject to the EU General Data Protection Regulation, and in the U.K., we are subject to the U.K. data protection regime consisting primarily of the GDPR and the U.K. Data Protection Act 2018, respectively, which include a range of compliance obligations for subject companies and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. The U.K. Data (Use and Access) Act 2025 (“DUA”) included further obligations for companies and imposes increased penalties for marketing and cookie non-compliance of up to £17.5 million or 4% of global annual turnover. We have established processes and frameworks to manage compliance with the GDPR and DUA. Potential fines and penalties in the event of a violation of the GDPR and/or DUA could have a material adverse effect on our business and operations. In addition, similar data protection regulations addressing access, use, disclosure and transfer of personal data have been enacted or updated in regions where we do business, including in Asia, Latin America, and Europe. We expect to make changes to our business practices and to incur additional costs associated with compliance with these evolving and complex regulations.
In addition to data protection laws and regulations, government agencies have or are considering (or are adopting) other laws, regulations and guidelines that impact the processing of personal information. For example, the evolving landscape surrounding the use of AI and online advertising may lead to additional compliance costs and could increase our overall risk. Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI, such as the EU Artificial Intelligence Act 2024. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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
Anti-corruption laws in the countries where we conduct business, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.K. Bribery Act 2010 (the “Bribery Act”), and similar laws in other jurisdictions, prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from promising, authorizing, making, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector, including anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business, or otherwise obtaining favorable treatment. We operate in some parts of the world where corruption may be common and where anti-corruption laws may conflict to some degree with local customs and practices. We maintain an anti-corruption program including policies, procedures, training and safeguards in the engagement and management of third parties acting on our behalf. Moreover, we continue to evolve business processes, as regulations and business opportunities require, so that compliance risks are appropriately measured, mitigated, and effectively managed in alignment with appropriate risk tolerances. Despite these safeguards, we cannot guarantee protection from corrupt acts committed by employees or third parties associated with us. Violations or allegations of violations of anti-corruption laws could have a significant adverse effect on our business or results of operations.

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
Part of our strategy involves deploying capital to investments that enhance our business, which includes pursuing strategic acquisitions to strengthen our scientific capabilities and enhance therapeutic expertise, enhance global drug development capabilities, and increase presence in key geographic areas, or to enter into and consummate other strategic transactions, such as joint ventures, collaborations or divestitures. However, we may not be able to identify acquisition targets or other strategic arrangements that are attractive to us or that will have a meaningful impact on our operating results or to conduct other strategic transactions on terms that are acceptable to Fortrea, or at all, and we may not be able to realize the benefits of strategic transactions we have completed in the past or that we may complete in the future. Furthermore, the successful closing and integration of strategic transactions entails numerous risks, including, among others:
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
Current or future acquisitions or other strategic transactions, if any, or any related integration, divestiture or transition efforts may not be successful, and we cannot provide assurance that our business will not be adversely affected by any future strategic transactions, including with respect to revenues and profitability. Similarly, any potential gains from strategic transactions, such as cost savings or other operational efficiencies may also not be realized, or may be offset, partially or fully, by post-closing indemnification claims or other retained liabilities. Even if we are able to successfully integrate the operations of businesses that we may acquire in the future, we may not be able to realize the benefits that we expect from such acquisitions.
Risks Relating to Technology and Cybersecurity
Failure to maintain the security of customer-related information or compliance with security requirements could damage our reputation with customers, cause us to incur substantial additional costs and become subject to litigation and enforcement actions.
We send, receive and store certain personal and financial information about our customers, suppliers, investigators and employees. Our processes for the protection of this information include the utilization of third-party service providers and vendors as well as secure data transmission and storage. Any material compromise in our processes or systems, or those processes and systems provided to us by third-party service providers and vendors, could adversely affect our reputation with our customers and others, as well as our results of operations, financial condition and liquidity. Such a material compromise could also result in litigation against us and the imposition of fines and penalties.
Failure in our IT systems, including hardware and software failures, delays in the operation of computer and communications systems, and the failure to implement new systems or system enhancements may harm us.

Our operations and success depend on the efficient and uninterrupted operation of our IT systems. Despite measures we have taken to ensure the availability of our IT systems, the potential threat of physical or electronic break-ins, computer viruses or similar disruptions still exists. Sustained system failures or interruption of our systems in one or more of our operations could disrupt our ability to perform operations. A failure of the network or data-gathering procedures could impede the processing of data, delivery of services and day-to-day management of the business or could result in the corruption or loss of data. While certain operations have appropriate disaster recovery plans in place, there currently are not redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, geopolitical events, governmental action, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our various computer facilities could result in interruptions in the flow of data to the servers and from the servers to customers. In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, we could be required to transfer data collection operations to an alternative provider of server-hosting services. Such a transfer could result in delays in the ability to deliver products and services to customers. Additionally, significant delays in the planned delivery of system deployments, enhancements or improvements, and inadequate performance of the systems once they are completed could damage our reputation. Failure of our IT systems could adversely affect our business, profitability and financial condition.
Security breaches and unauthorized access to our or our customers’ data could harm our reputation and adversely affect our business.
Our information systems are integral to the efficient operation of our business and handle sensitive customer and clinical data, as well as employee records and key financial and operational results and statistics. It is critical that the data processed by these systems remains secure. To that end, we have information security policies, practices and other safeguards in place which we update in response to threat information from public and private sector sources and public announcements of attempted or successful breaches at other companies. While, like most companies, we have experienced and expect to continue experiencing attempts by threat actors to attack our environment, and we have also been informed of and expect to continue to experience similar attempts to attack and penetrate the systems of third-party suppliers and vendors to whom we have provided data, these attempts have not yet resulted in any material losses of data or materially affected our business results. Nonetheless, such attempts, if successful, could result in the misappropriation or compromise of personal information or proprietary or confidential information stored within our systems or within the systems of third parties, create system disruptions or cause shutdowns. Outside parties may also attempt to fraudulently induce our staff to take actions, including the release of confidential or sensitive information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing, or other tactics. It is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, ransomware and other cyber incidents in every potential circumstance that may arise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate all of these techniques or to implement adequate preventive measures. In addition, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to us, or such cyber insurance may not sufficiently cover all types of losses or claims that may arise. Breaches of our or third parties' security measures and the unauthorized dissemination of personal, proprietary or confidential information about us or our customers or other third parties could expose customers’ private information. Such breaches could expose customers to the risk of financial harm or identity theft or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Any of these disruptions or breaches of security could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations.
We use internally developed and licensed technology systems to manage various aspects of clinical trials and failures of these systems, including errors in design, programming or validation, could adversely affect our business.

We develop, maintain and license software as a service and application solutions alongside licensed technology systems to implement and manage various aspects of clinical trials. These systems are used in clinical trial randomization, investigational product supply management, DCT execution and other clinical trial functions. These systems often involve integrations with third-party systems. Incorrect design, programming or validation of these systems could lead to substantial data integrity or patient safety issues potentially resulting in the invalidation of the clinical trial and/or claims against us and could otherwise adversely affect our financial results.
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
Issues in the development, deployment and/or use of AI may result in reputational harm, liability, regulatory action or adversely affect our business, financial condition or results of operations.
AI technologies are evolving rapidly and are increasingly impacting the clinical research industry. We have developed and are deploying AI and ML tools intended to improve speed, efficiency, quality and patient safety in clinical research, and we continue to evaluate additional uses of AI where appropriate and beneficial. These systems may be developed internally or rely on third‑party models, platforms, data sources or vendors, and we expect our use of AI to continue to expand over time.
The development, deployment and use of AI present risks and challenges that could affect adoption and performance and, in turn, our business. AI algorithms may be flawed, produce inaccurate or unreliable outputs, or fail to perform as expected in real‑world clinical research settings. The data used to train or operate AI systems may be insufficient, outdated, unrepresentative or biased. AI‑generated content or outputs may be misleading, offensive, illegal or otherwise harmful, including in ways that are difficult to detect or remediate.
Our reliance on third‑party AI technologies and data, with their proprietary systems and algorithms, may limit our visibility and ability to fully understand, control, validate or update such systems, and changes to, or failures of, third‑party AI models, licensing terms, intellectual property rights or service availability could disrupt our operations or expose us to liability. In addition, ineffective governance, controls or oversight relating to AI development or deployment—by us or by third parties—could result in incidents or outcomes that impair trust in Fortrea, reduce acceptance of AI‑enabled solutions, or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.
Some uses of AI raise ethical, social or privacy concerns, including potential impacts on human rights, employment, data protection, confidentiality and informed consent. While we have adopted policies and governance frameworks intended to guide the responsible use of AI, such measures may not be sufficient to address all of the foregoing risks.
Regulatory scrutiny of AI is increasing globally, and existing or future laws, regulations, standards or enforcement actions—many of which remain uncertain or may vary across jurisdictions—could restrict how we use AI, increase compliance costs, require changes to our operations, expose us to fines or litigation, or reduce the expected benefits of our investments in AI technologies. Any of the foregoing could adversely affect our business, financial condition or results of operations.

Risks Relating to Legal Matters
Failure to comply with the contractual requirements of our agreements with customers or third-party service providers could result in claims and/or remedies against us and have a material adverse effect on us and our reputation could be harmed.
Our contracts with our pharmaceutical and medical device customers span a wide range of clinical trial services and solutions. These services are complex and often involve the integration of third parties. Our customer contracts contain numerous requirements and obligate us to perform our services in accordance with applicable laws and regulations, standard operating procedures, and key performance indicators in certain situations. Our agreements with third-party service providers establish responsibilities for performance as their customer, including payment, confidentiality, and intellectual property provisions. If we or our third-party service providers fail to perform according to these requirements, as applicable, it could harm our reputation, cause the termination of existing contracts, and impair our ability to win or secure future contracts. Customers or third-party service providers may also bring claims for damages or seek other remedies as a result of our noncompliance. Due to the overall cost of clinical trials, our noncompliance with contractual obligations could result in substantial monetary claims. In addition, our failure to perform, or failure of our third-party-service providers to perform, could raise concerns among customers about the quality of services provided and our ability to deliver services, which could harm our reputation and impact our ability to acquire new business or result in termination of existing contracts. Any of these actions could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations, and future prospects.
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
We contract with investigators to conduct, and in our clinical research units we directly conduct, clinical trials to test new drugs on clinical trial participants. These tests can create a risk of liability for personal injury or death to clinical trial participants resulting from negative reactions to the drugs administered or from professional malpractice by third-party investigators or our staff conducting the clinical trials. We also contract with third parties to perform certain other services related to clinical trials and their inability to adequately perform the services in compliance with applicable laws and regulations or the terms of our agreements with them may create additional risk of liability.
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
We have and may become subject in the ordinary course of business to material legal actions related to, among other things, commercial and contract disputes, data and privacy issues, professional liability, employee-related matters, and intellectual property disputes. Legal actions could result in substantial monetary damages as well as damage to our reputation with customers, which could have a material adverse effect upon our business.
As described in the section entitled “Legal Proceedings” in this Annual Report on Form 10-K, a purported stockholder class action lawsuit has been filed against us and certain of our current and former directors and officers. We believe that the claims lack merit and intend to defend the lawsuits vigorously, but there can be no assurance that a favorable resolution will be obtained in any of these matters. An unfavorable resolution in such lawsuit, whether by final judgment or an unfavorable settlement, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, the actual cost of the litigation may be significant, and the litigation may divert management's time and attention from our business.
We face risks arising from the restructuring of our operations.
From time to time, we have adopted restructuring plans to improve our operating efficiency through various means such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. Restructuring presents significant potential risks of events occurring that could adversely affect us, including:
•actual or perceived disruption of service or reduction in service standards to clients;
•the failure to preserve important relationships and to resolve conflicts that may arise;
•loss of sales as we reduce or eliminate staffing on non-core services;
•diversion of management attention from ongoing business activities; and
•the failure to maintain employee morale and retain key employees.

Further, any such restructuring would result in charges that, if material, could have a material adverse effect on our financial condition and our results of operations. In addition, we may incur certain unforeseen costs once any restructuring activities are implemented. Further, if we determine to effect any other restructuring, we can give no assurance that any projected cost reductions resulting from such restructuring activities will be achieved within the expected timeframe, or at all. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.
Additionally, there may be delays in implementing the restructuring activities or a failure to achieve the anticipated levels of cost savings and efficiencies as a result of the restructuring activities, each of which could materially and adversely impact our business and results of operations. Further restructuring or reorganization activities may also be required in the future beyond what has been implemented, which could further enhance the risks associated with these activities.
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
Our revenues depend on the pharmaceutical, biotechnology and medical device industries and the expenditures they make in R&D; any reductions or delays in such expenditures could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. In some instances, these companies are reliant on their ability to raise capital in order to fund their R&D projects. These companies are also reliant on reimbursement for their products from government programs and commercial payers. Accordingly, economic factors and industry trends affecting our customers in these industries may also affect us. If these companies were to reduce the number of R&D projects they conduct or outsource, whether through the inability to raise capital, reductions in reimbursement from governmental programs or commercial payers, industry trends, economic conditions or otherwise, or the failure for the industry to grow at the pace that has been projected, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Foreign currency fluctuations could have an adverse effect on our business and our planned use of financial instruments to limit our exposure to currency fluctuations could expose us to risks and financial losses that may adversely affect our financial condition, liquidity and results of operations.

We have business and operations outside the U.S. and derive a significant portion of our revenues from international operations. Since our consolidated and combined financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on reported results. In addition, we may incur costs in one currency related to our services or products for which we are paid in a different currency. To reduce our exposure to currency exchange fluctuations, we may from time to time enter into, for these or other purposes, financial swaps, or hedging arrangements, with various financial counterparties. In addition to any risks related to the counterparties, there can be no assurances that our hedging activity will be effective in insulating us from the risks associated with the underlying transactions, that we would not have been better off without entering into these hedges, or that we will not have to pay additional amounts upon settlement. As a result, factors associated with international operations, including changes in foreign currency exchange rates and our hedging activities, could significantly affect our results of operations, financial condition and cash flows.
Costs associated with our debt and our debt covenant requirements may limit cash flow available to invest in the ongoing needs of our business.
We have an aggregate principal amount of indebtedness of approximately $1,066.3 million, which consists of borrowings under senior secured term loan facilities and senior secured notes. We also have borrowing capacity in the form of a $450.0 million senior secured revolving credit facility, of which $447.7 million is available for borrowing as of December 31, 2025, and from which we have borrowed and repaid $453.9 million during the year ended December 31, 2025, and an accounts receivable securitization program from which $300.0 million of receivables were sold as of December 31, 2025. Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), who in turn may sell receivables to a third-party financial institution in exchange for cash. The Company entered into this three-year, $300.0 million program on May 6, 2024.
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
The capital and credit markets may experience extreme volatility or disruptions that may lead to uncertainty and liquidity issues for both borrowers and investors. As noted above, we have incurred indebtedness as of December 31, 2025, in an aggregate principal amount of approximately $1,066.3 million, which consists of borrowings under senior secured term loan facilities and senior secured notes. We also have available $447.7 million under a senior secured revolving credit facility as of the year ended December 31, 2025. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms, or at all, and changes in credit ratings issued by nationally recognized credit-rating agencies could adversely affect our ability to obtain capital market financing and the cost of such financing. Any of these risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our historical combined financial information is not necessarily indicative of our future results of operations or cash flows, nor does it reflect what our results of operations or cash flows would have been as an independent public company during the periods presented.
The historical combined financial information we have included in this annual report does not necessarily reflect what our results of operations or cash flows would have been as an independent public company during the periods presented and is not necessarily indicative of our future results of operations or future cash flows. This is primarily a result of our historical combined financial results reflect allocations of expenses for services historically provided by Labcorp, and may not fully reflect the increased costs associated with being an independent public company, including significant changes to our cost structure, management, financing arrangements, and business operations as a result of our Spin from Labcorp.
Risks Relating to General Matters
General or macro-economic factors in the U.S. and globally may have a material adverse effect upon us, and a significant deterioration in the economy, or in the pharmaceutical, biotechnology and medical device industries, in particular, could negatively impact our services, cash collections, profitability and the availability and cost of credit.
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

Any deterioration in the macro-economic economy or financial services industry could lead to losses or defaults by our customers, partners or vendors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer or partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a vendor may determine that it will no longer deal with us as a customer. In addition, a customer, partner, or vendor could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer, partner or vendor bankruptcy or insolvency, or the failure of any customer or partner to make payments when due, or any breach or default by a customer, partner or vendor, or the loss of any significant vendor relationships, could result in material losses to us and may have a material adverse impact on our business.
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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly, and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. The applicable sections of Section 404 of the Sarbanes-Oxley Act require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot provide assurance that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. We cannot assure you that the measures we have taken to date to remediate past material weaknesses in our internal controls, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses and the existence of future material weaknesses in our internal control over financial reporting could have a material adverse effect on our business or our reputation.
Operations may be disrupted and adversely impacted by the effects of adverse weather, other natural disasters, geopolitical events, public health crises, and other events outside of our control.
Natural disasters, such as adverse weather, fires, floods and earthquakes; power shortages and outages; geopolitical events, such as terrorism, war, political instability, political unrest, including the current conflicts in Ukraine and the Middle East or other conflicts; criminal activities; public health crises; and other disruptions or events outside of our control or the escalation or expansion of any of the same, could delay or disrupt our ability to conduct clinical trials or other business, endanger our personnel, damage our facilities or cause other project delays or loss of clinical trial materials or results. Long-term disruptions in the infrastructure and operations caused by such events (particularly involving locations in which we have operations, which would be difficult to replace in a short period of time), could have a material adverse effect on our financial condition, results of operations, and cash flows.
Increasing attention to sustainability-related matters may impose additional costs on our business and expose us to new risks.
We face increasing attention from investors, regulators, customers, and other stakeholders, who may have conflicting views on our positions, performance, and disclosures relating to environmental, social, governance, and other sustainability-related matters, and we are subject to legal and regulatory requirements relating to such positions, performance, and disclosures. In addition, sustainability-based customer standards, in particular in the EU, may impact our ability to compete successfully. These requirements continue to broaden and may be conflicting, both in terms of scope and geography, a trend we expect to continue. If we draw scrutiny for the positions we take or do not take on these matters (or for altering any such position) or receive unfavorable ratings from third-party organizations that provide information to investors on sustainability matters, it could be used by investors, lenders, customers, and employees to inform their investment, financing, purchasing, or employment decisions, which could have a negative impact on our business. Additionally, our processes and controls for reporting of sustainability matters may not always conform with evolving and disparate standards for identifying, measuring, and reporting sustainability metrics, and such standards may change over time, which could result in significant revisions to our performance metrics, goals, or reported progress in achieving our goals. Furthermore, a failure to adequately meet regulatory expectations may result in non-compliance, the loss of business and reputational impacts, and our becoming the target of litigation or investigations initiated by government authorities or private actors alleging that our activities related to sustainability matters are anti-competitive, discriminatory, or otherwise unlawful.

Risks Relating to Ownership of Our Common Stock
The market price and trading volume of our common stock may be volatile and investors may lose all or part of their investments in Fortrea common stock.
We cannot predict the prices at which shares of our common stock may trade. The market price of Fortrea common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:
•fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•failure of our results of operations to meet the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;
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

•until the annual meeting of stockholders to be held in 2028, provide for the division of our board of directors into three classes serving staggered three-year terms, with one class being elected each year, which may tend to discourage a third-party from making a tender offer or otherwise attempting to obtain control of us because it generally makes it more difficult for stockholders to replace a majority of our board of directors;
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
An investor’s percentage ownership of Fortrea common stock may be diluted because of future equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of Fortrea common stock. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of Fortrea common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.
We have not paid any dividends on our common stock and we do not have any current plans to pay dividends, consequently, investors’ ability to achieve a return on an investment in Fortrea common stock will depend on appreciation in the price of our common stock.
We do not currently pay dividends on our common stock and we do not plan to pay any dividends in the foreseeable future. In the absence of a dividend, the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value.

Securities or industry analysts may not publish favorable research about our business and our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these securities analysts downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.
Actions of activist stockholders could impact the pursuit of our business strategies, cause us to incur substantial costs, divert our management’s attention and resources, and adversely affect our business, results of operations, liquidity, financial condition, and the trading price of our common stock.
While we value constructive input from investors and regularly engage in dialogue with our stockholders, and we welcome their views and opinions regarding strategy and performance, we may be subject to actions or proposals from activist stockholders that may not align with our business strategies or the interests of our other stockholders, and our board and our management are committed to acting in the best interests of all of our stockholders. Accordingly, there is no assurance that the actions taken by our Board of Directors and our management in seeking to maintain constructive engagement with certain stockholders will be successful in preventing the occurrence of stockholder activist campaigns. We have been subject to stockholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our board’s attention and resources from our business. For example, we entered into a Cooperation Agreement, dated February 21, 2025 (the “Cooperation Agreement”), with Starboard Value LP (“Starboard”), an activist investor, and certain of its affiliates, regarding certain changes to the composition of our board, including the appointment of an independent director, Erin Russell. Responding to actions by activist stockholders, such as potential nominations of candidates for election to our board of directors or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Stockholder activism could result in substantial costs. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity
Cybersecurity Risk Management Program and Strategy
Our cybersecurity risk management program (the “Cybersecurity Risk Management Program”) was designed to identify, manage, mitigate, and respond to ongoing cybersecurity threats and associated risks and is responsible for their escalation to the Board of Directors when determined to be material. The underlying controls utilized by these programs are based on industry recognized best practices and standards for cybersecurity and information technology which include the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the International Organization for Standardization (ISO) 27001:2022 Information Security Management Systems Requirements.

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
Cybersecurity risk management program, including, but not limited to, the following:
•Risk assessment activities/analyses
•Risk Committee oversight, documentation, escalation
•Reporting of risk issues deemed material to our Audit Committee of the Board of Directors
Global Cybersecurity services, including, but not limited to, the following:
•24x7 Security Operations and Incident Response
•Identity Access Management support and governance
•Security Architecture oversight and guidance
•Governance, Risk and Compliance (“GRC”) functions such as third-party risk management, cybersecurity policies, training, and awareness
•Independent penetration testing and vulnerability scanning activities conducted by trusted third parties
External cybersecurity reviews and assessments performed by third-party risk management, including, but not limited to, the following:
•Periodic reviews and assessments measuring cybersecurity services capability and maturity
Cybersecurity risks are identified and documented by our cybersecurity team leadership, presented, and reviewed with the Fortrea Cybersecurity Risk Management Committee (the “Risk Committee”) as noted in the Governance of Cybersecurity section below. The Risk Committee, in conjunction with business stakeholders as required, evaluates risks which are presented to them to determine materiality. Cybersecurity risks deemed material are then formally agreed upon as items to be reported by the Chief Information Security Officer (“CISO”) to the Audit Committee.
We have established plans to conduct periodic reviews and tabletop exercises to test various processes for preparedness in the event of a critical cybersecurity incident as well as include cybersecurity risk within our Enterprise Risk Management Framework. As part of our overall risk management strategy, we have secured comprehensive cyber insurance coverage. We regularly review and update our cybersecurity insurance coverage to align with the evolving nature of cyber threats and industry standards.
Fortrea leverages our internal audit department to provide independent reviews and recommendations to enhance Fortrea’s ability to manage risks effectively, as well as pursue external certifications. Although unknown cybersecurity risks could materialize, including in connection with the implementation of independent systems following the Spin, we are not aware of any disclosures at this time which would be considered material risks and associated with cybersecurity threats or incidents. Refer to Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for further discussion of cybersecurity risks.
Governance of Cybersecurity
The Fortrea Audit Committee has been authorized by the Board of Directors to oversee risks from cybersecurity threats. We have established a Risk Committee chaired by the CISO and chartered to determine and execute the processes for the identification and management of material cybersecurity risks. The Risk Committee is comprised of cross-functional executive leaders who can assess materiality impact and are accountable for materiality disclosure. The CISO is responsible for reporting on the state of cybersecurity to the Audit Committee on a quarterly basis, including those risks deemed material by the Risk Committee.

Our CISO has more than 30 years of experience building and leading cybersecurity programs for global healthcare and retail companies. The cybersecurity leadership team reporting to the CISO is comprised of leaders with skills in cybersecurity risk management, cybersecurity architecture, identity and access management, and cybersecurity operations and engineering. Their experience and certifications are commensurate with their roles.
ITEM 2. PROPERTIES
Our Company's corporate headquarters are located in Durham, North Carolina. As of December 31, 2025, all of our facilities are leased, and include 62 operating facilities located in 42 countries. Most of our facilities consist solely of office space. We lease approximately 740,000 square feet of general office and pharmacology clinic space with leases expiring through 2042. Our most significant leases are located in India, the United States, China, Japan, and the United Kingdom. The table below summarizes certain information as to principal operating and administrative facilities as of December 31, 2025.

Location	Square Footage	Nature of Occupancy
Durham, United States	163,410	Leased
Leeds, United Kingdom	68,286	Leased
Dallas, United States	58,806	Leased
Bangalore, India	56,092	Leased
Madison, United States	48,609	Leased
Pune, India	41,229	Leased
Daytona Beach, United States	39,822	Leased
Shanghai, China	27,988	Leased
Tokyo, Japan	15,275	Leased
All of our primary facilities have been built or improved for the purpose of providing clinical development services. We believe that these existing facilities are suitable and adequate and will provide sufficient capacity for our currently foreseeable level of operations. We believe that if we were unable to renew a lease or if a lease were to be terminated on any of the facilities we presently lease, we could find alternate space at competitive market rates and readily relocate our operations to such new locations without material disruption to our operations.
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in various claims and legal actions, including investigations, disputes, litigation, and regulatory matters, arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters may be threatened or commenced by various parties, including customers, current or former employees, vendors, study participants, government agencies, or others, and include, but are not limited to, commercial and contract disputes, intellectual property disputes, professional liability claims, employee-related matters, and inquiries, including subpoenas and other civil investigative demands. The outcomes of such proceedings are inherently unpredictable and subject to significant uncertainties. When we determine that we have meritorious defenses to any claims asserted, we defend ourselves vigorously; however we also consider and enter into discussions regarding settlement of disputes, and may enter into settlement agreements, if in management’s judgment, it is in the best interests of our Company to do so. In accordance with FASB Accounting Standards Codification Topic 450 “Contingencies,” we establish reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves.

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
On June 2, 2025, a purported shareholder class action complaint captioned Lucas Deslande v. Fortrea Holdings Inc., et al., No 1:25-sv-04630 was filed in the U.S. District Court for the Southern District of New York, naming the Company and certain of its current and former officers as defendants. The complaint alleges that defendants made omissions and misrepresentations to investors that they claim violated certain securities laws. The Construction Industry Laborers Pension Fund and City of Pontiac Reestablished General Employees Retirement System were appointed as lead plaintiffs on September 3, 2025, and the lead plaintiffs filed an amended complaint on November 10, 2025. The Company filed a motion to dismiss the amended complaint on January 28, 2026. The Company believes it has valid defenses to the claims alleged and intends to vigorously defend itself, but there is no guarantee that the Company will prevail. The case is at a very early stage and the Company is unable to estimate the possible loss or range of loss, if any, associated with this action.
It was previously disclosed that there were dosing sequence errors in a customer’s trial by a third-party vendor not associated with the Company. As part of working with this customer, the Company made concessions and provided discounts and other consideration to the customer in the amount of approximately $12.5 million as part of a multi-party solution to facilitate the trials, of which $3.8 million and $8.7 million was recorded as a reduction of revenue for the years ended December 31, 2024 and 2023, respectively. There were no related reductions of revenue during the year ended December 31, 2025, as the agreed-upon amount had been satisfied.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded legal expenses of $1.9 million, $2.2 million and $— million, respectively, related to the settlement of legal matters initiated prior to the spin.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock, par value $0.001 per share, or Common Stock, trades on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “FTRE.”
Holders
On February 24, 2026, there were approximately 1,584 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
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
Common Stock Performance
The following graph compares the cumulative total stockholder return of Fortrea’s Common Stock with that of the Nasdaq Health Care Index, the S&P 1500 Health Care Index and our peer group (“Peer Group”) as set forth below, for the period from July 1, 2023 (the effective date of the registration of FTRE Common Stock) to December 31, 2025. The Peer Group consists of Charles River Laboratories Inc., ICON plc, Medpace Holdings, Inc., IQVIA Holdings Inc. and Thermo Fisher Scientific Inc. The companies in our Peer Group are publicly traded companies that share similar business model characteristics to Fortrea, or provide services to similar customers as Fortrea. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.
The graph assumes that $100.00 was invested on July 1, 2023 (first day of trading activity) and all dividends and other distributions were reinvested through the last trading day of fiscal 2025. Past performance is not necessarily indicative of future performance. The Nasdaq Health Care Index, the S&P 1500 Healthcare index and our Peer Group are included for comparative purposes only. They do not necessarily reflect management’s opinion that these indices and our Peer Group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

Total Return Performance
$140
$120
$100
$80
$60
$40
$20
$0
Jul-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Fortrea Holdings Inc.
Nasdaq Health Care Index
S&P 1500 Healthcare Index
Peer Group

ITEM 6. [ RESERVED ]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Prior to the spin-off which was completed on June 30, 2023 (the “Spin” or “the Separation”), Fortrea existed and functioned as part of Labcorp Holdings Inc., which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated and combined financial statements and corresponding notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors.” Actual results may differ materially from these expectations. See “Cautionary Statement Concerning Forward-Looking Statements.”
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

Our team of approximately 14,300 employees is able to conduct operations in approximately 100 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology, and consulting services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product, and medical device development process.
Industry Outlook
For information about the industry outlook and markets that we operate in, refer to Part I, Item I. “Market Opportunity”.
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
These expenses were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues or headcount or another reasonable driver, as applicable. We consider the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred as an independent company for the periods presented and may not be representative of future expenses that may be incurred. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as IT and infrastructure. For a period following the Separation, however, some of these functions were provided by Labcorp under the Transition Services Agreement. The actual costs of services represented by these allocations may vary significantly from the amounts allocated to us in the accompanying financial statements.
Sale of Assets Relating to the Enabling Services Segment
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc. (the “Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which the Seller agreed to sell, and to cause its affiliates to sell, certain assets relating to its Enabling Services Segment (the “Transaction”), including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones, which includes certain services provided through a Transition Services Agreement. The Transaction closed during the second quarter of 2024. The first milestone payment in the amount of $20.0 was received in the first quarter of 2025. The second and final milestone payment in the amount of $25.0 was received in the third quarter of 2025. The Transaction resulted in a loss on disposal of $19.6. The decision to sell such assets relating to the Enabling Services Segment represented a strategic shift that had a significant effect on the Company's results and operations for the periods presented. As a result, the operations of the Enabling Services Segment have been classified as loss from discontinued operations on the consolidated and combined statements of operations.

Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog amounts that have been recognized as revenue in our statements of operations. Our backlog was $7.7 billion as of December 31, 2025.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our results of operations for the years ended December 31, 2025 and 2024. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.
Results of Continuing Operations for the years ended December 31, 2025 and 2024
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Revenues

	Years Ended December 31,
	2025	2024	change
Revenues	$2,723.4	$2,696.4	1.0%
The Company’s revenues for the year ended December 31, 2025, were $2,723.4, an increase of 1.0% over revenues of $2,696.4 in the corresponding period in 2024. The change in revenues was due to an increase in organic revenues of 0.8%, and favorable foreign currency translation of 0.2%. The Company defines organic growth as the change in revenues excluding the year over year impact of acquisitions, divestitures and currency. The 0.8% increase in organic revenues was primarily driven by an increase in revenue in our clinical pharmacology business, including higher pass through costs. This increase was partially offset by lower clinical development revenues resulting primarily from the mix of complex and longer duration studies in our portfolio as well as lower functional service provider revenue, which more than offset revenue from net new business, including higher pass through costs as projects progress through their lifecycle.

Direct Costs, Exclusive of Depreciation and Amortization

	Years Ended December 31,
	2025	2024	change
Direct costs	$2,219.6	$2,162.2	2.7%
Direct costs as a % of revenues	81.5%	80.2%

Direct costs consist primarily of payroll and related benefits for project-related employees, reimbursable expenses (pass through costs), transition services agreement costs, information technology costs, and other direct costs.
Direct costs increased 2.7% in 2025, as compared with 2024, and increased as a percentage of revenues to 81.5% in 2025, as compared to 80.2% in 2024. The increase in direct costs was primarily due to an increase in pass through costs, stock compensation and direct study related expenses, the reintroduction of variable compensation, and lower research and development tax credits. This increase was partially offset by lower headcount and personnel costs, including the benefit of restructuring actions.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Years Ended December 31,
	2025	2024	change
Selling, general and administrative expenses	$456.4	$560.7	(18.6%)
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, transition services agreement costs, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Selling, general and administrative expenses decreased 18.6% in 2025, as compared to 2024. The decrease was primarily due to lower transition service agreement and information technology costs. This decrease was partially offset by an increase in costs to support the establishment of our corporate functions as a stand-alone company as well as the reintroduction of variable compensation.
Goodwill and Other Asset Impairments

	Years Ended December 31,
	2025	2024	change
Goodwill and other asset impairments	$797.9	$—	nm1
Goodwill impairment for 2025 was $797.9. The impairment was specific to the Clinical Development reporting unit. There were no goodwill and other asset impairments for the year 2024.
Depreciation Expense

	Years Ended December 31,
	2025	2024	change
Depreciation expense	$19.7	$24.5	(19.6%)
The decrease in depreciation expense for 2025, as compared to 2024, was due to a decrease in depreciable property, plant and equipment, primarily IT assets.
Amortization Expense

	Years Ended December 31,
	2025	2024	change
Amortization of intangibles and other assets	$58.3	$60.8	(4.1)%
The decrease in amortization of intangibles and other assets in 2025, as compared to 2024, was due to certain intangible assets reaching the end of their useful lives during the first quarter of 2025.

Restructuring and Other Charges

	Years Ended December 31,
	2025	2024	change
Restructuring and other charges	$44.1	$50.1	(12.0%)
During the years ended December 31, 2025 and 2024, the Company recorded net restructuring charges of $44.1 and $50.1, respectively, which are reflected within Restructuring and other charges in the consolidated and combined statements of operations. These charges are associated with Company actions to streamline its operations and eliminate redundant positions, including $3.2 and $4.8 of impairment of facility related assets during 2025 and 2024, respectively.
Interest Expense

	Years Ended December 31,
	2025	2024	change
Interest expense	$91.4	$123.8	(26.2)%
The decrease in interest expense for year ended December 31, 2025, as compared with the corresponding period in 2024, is primarily due to the pay down of $70.2 on term loan A and $412.5 on term loan B, and the write-off of $12.2 of debt issuance costs associated with the pay down, which occurred during the six months ended June 30, 2024.
Foreign Exchange (Loss) Gain

	Years Ended December 31,
	2025	2024	change
Foreign exchange (loss) gain	$(26.9)	$(10.6)	(153.8%)
The change in foreign exchange (loss) gain for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the fluctuations in the U.S. Dollar against the British Pound and the Euro.

Other, net

	Years Ended December 31,
	2025	2024	change
Other, net	$7.9	$21.3	(62.9%)
The decrease in other, net for the year ended December 31, 2025, as compared to year ended December 31, 2024, was primarily related to a change in the estimated amount of the contingent consideration payment on a sale of a facility to a third-party. This decrease was partially offset by income related to services provided under Transition Services Agreements.

Income Tax Expense (Benefit)

	Years Ended December 31,
	2025	2024
Income tax expense (benefit)	$3.2	$(3.5)
Income tax expense (benefit) as a % of income before tax	(0.3)%	1.3%
For the year ended December 31, 2025, our effective tax rate was (0.3)% compared to 1.3% for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was lower than our statutory tax rate primarily due to goodwill impairment with no tax benefit, an increase in the valuation allowance, non-deductible employee benefits, withholding taxes on 2025 non-U.S. earnings that are not permanently reinvested and foreign earnings taxed at rates higher than the U.S. rate, partially offset by R&D credits and certain state tax benefits. The fluctuation in the effective tax rate for the year-to-date period was primarily due to goodwill impairment with no tax benefit, increased withholding taxes on 2025 non-U.S. earnings that are not permanently reinvested and increased non-deductible employee benefits offset by a reduction in the charge for valuation allowance.
The Organization for Economic Co-operation and Development (the "OECD") has introduced new global minimum tax regulations, known as Pillar Two, that came into effect beginning on January 1, 2024. We will continue to monitor this development and its potential impact on our future tax rate. In 2025, we did not accrue any top-up tax under the Pillar Two Framework as the effective tax rates for all our non-US jurisdictions exceeded 16%.
On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “Tax Act”) was signed into law. The Tax Act includes substantial changes to the U.S. federal tax code and broader fiscal policy for tax year 2025 and forward. We have recorded any applicable impacts to its tax provision for the year ended December 31, 2025, which were not significant. There are several provisions of the Tax Act that do not go into effect until future tax years but are also not expected to have a significant impact on tax positions as currently recorded.
Liquidity, Capital Resources and Financial Position
We manage cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consisted of borrowings under senior secured term loan facilities and senior secured notes.
During the fourth quarter of 2025, we completed a tender offer to repurchase $75.7 of the Company’s outstanding 7.50% Senior secured notes due 2030. The tender offer complied with relevant provisions of the indenture governing the Notes relating to the Company’s requirement to repurchase a portion of the outstanding Notes following Fortrea’s sale of assets relating to its Enabling Services Segment.
During the year ended December 31, 2024, we paid down $70.2 on term loan A, and $412.5 on term loan B, respectively. We also have access to a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 11, “Debt” to our consolidated and combined financial statements. As of December 31, 2025, there were no balances outstanding on the Company’s revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing. The maximum revolver borrowing outstanding was $138.0 and $75.5 during the years ended December 31, 2025, and 2024, respectively.
On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity, which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of December 31, 2025, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet.

On February 24, 2026, the Company amended its Receivables Facility, which had been scheduled to terminate on May 6, 2027. The amended Receivables Facility is scheduled to terminate on February 23, 2029, unless terminated earlier pursuant to its terms.
We believe our existing cash and cash flows generated from operations, plus existing credit facilities, will be sufficient to cover the needs of our current and planned operations for at least the next 12 months. From time to time, we routinely evaluate strategic opportunities, including potential acquisitions, joint ventures or investments in complementary businesses. We may also access capital markets through the issuance of debt or equity, which we may use in connection with the acquisition of complementary businesses or other significant assets, for other strategic opportunities, or general corporate purposes.
Cash Flows for the Year’s Ended December 31, 2025 and 2024
The cash flows related to discontinued operations have not been segregated and are included in the consolidated and combined statements of cash flows and the discussion of the cash flow activity. In summary the Company’s cash flows were as follows:

	Years ended December 31,
	2025	2024
Net cash provided by operating activities	$113.5	$262.8
Net cash provided by (used for) investing activities	14.4	251.6
Net cash used for financing activities	(76.3)	(497.8)
Effect of exchange rate on changes in cash and cash equivalents	4.5	(6.7)
Net change in cash and cash equivalents	$56.1	$9.9
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2025 and 2024 totaled $174.6 and $118.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2025, the Company's operations provided $113.5 of cash as compared to $262.8 in 2024, a decrease of $149.3. This decrease in cash flows from operating activities was primarily due to decreases in cash received from accounts receivable, driven by the sale of receivables under the Receivables Facility during 2024, and an increase in cash used for accounts payable. These cash decreases were partially offset by lower use of cash for prepaid expenses, taxes and interest, and an increase in net income exclusive of non-cash goodwill and other asset impairments, primarily driven by a decrease in selling, general and administrative expenses.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2025 was $14.4 as compared to $251.6 for the year ended December 31, 2024. The $237.2 decrease in net cash provided by investing activities for the year ended December 31, 2025, was primarily due to $276.6 of net proceeds from the sale of the Enabling Services Segment during the year ended December 31, 2024 offset by receipt of the first and second milestone payments related to the sale during the year ended December 31, 2025. Capital expenditures were $25.2 and $25.5 for the years ended December 31, 2025 and 2024, respectively. Capital expenditures in 2025 and 2024 were 0.9% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas, business areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.

Cash Flows from Financing Activities
Net cash used for financing activities for the year ended December 31, 2025 was $76.3 compared to cash used for financing activities of $497.8 for the year ended December 31, 2024. Cash used for financing activities for the year ended December 31, 2025 was primarily related to the repurchase of a portion of the 7.50% Senior secured notes due 2030 as described above. Cash used for financing activities for the year ended December 31, 2024 was primarily related to principal payments on the term loan A and term loan B.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing other than short term operating leases and letters of credit.
Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with U.S. GAAP. We apply these accounting policies in a consistent manner. The Company’s critical accounting policies arise in conjunction with revenue recognition, business combinations, income taxes, goodwill, and indefinite-lived assets.
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
Revenue Recognition
The Company provides comprehensive phase I through phase IV clinical development services to global pharmaceutical, biotechnology, and medical device companies worldwide. A majority of the Company’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of the Company's contracts contain a single performance obligation, as the Company provides a significant service of integrating all obligations in the contract and the obligations are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, the Company allocates the contract value to the goods and services proportionately based on the determined stand-alone selling price. The Company uses an observable price, typically a price list. If a price list is not available, the Company will estimate the stand-alone price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates. These contracts generally take the form of fixed-price, fee-for-service or software-as-a-service arrangements subject to pricing adjustments based on changes in scope.

Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor and reimbursable out-of-pocket costs. The estimate of total costs expected to complete the contract requires significant judgment and estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known. During the years ended December 31, 2025 and 2024, reductions of approximately $16 and $61, respectively, were recognized in revenue related to performance obligations partially satisfied in previous periods. The 2025 adjustment was primarily driven by changes in estimated effort to complete customer contract obligations. The 2024 adjustment was driven by both changes in estimated effort to complete customer contract obligations and changes in scope or price.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume based contracts the contract value is entirely variable, and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
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
Allowance for Credit Losses
The Company maintains current receivable amounts with most of its customers. Fluctuations in accounts receivable, net, are attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, the Company’s assessment of collectability and corresponding provision for bad debt expense, and the inception, transition, modification or termination of customer relationships. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer and the evaluation of the recoverability of amounts due. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and, as such, changes in facts and circumstances could result in material changes in the allowance for credit losses.

Income Taxes
Prior to the Spin, the Company was included in the combined U.S. federal, state, and foreign income tax returns of Labcorp, where eligible. For the periods after Spin, the Company files income tax returns as a separate company. The income tax provisions and related deferred tax assets and liabilities reflected in our financial statements represent the Company as separate from Labcorp. The Company accounts for income taxes utilizing the asset and liability method. Under this method, deferred income taxes represent the expected future tax consequences of temporary differences between the financial statements carrying amount and the respective tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent deferred taxes are recorded to accumulated other comprehensive income, we record the tax effect of any release of deferred taxes using either the specific identification approach or the portfolio approach based on the nature of the underlying item. We elected to not consider the estimated impact of potential future Corporate Alternative Minimum Tax liabilities for purposes of assessing valuation allowances on the Company’s deferred tax balances. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.
The Company does not recognize a tax benefit for any uncertain tax positions, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized. The Company records interest and penalties in income tax expense.
We are subject to income taxes in the U.S. and various foreign jurisdictions. The Company is not currently under tax examination by the Internal Revenue Service (“IRS”) as a separate taxpayer. We are no longer subject to U.S. state income tax audits prior to 2017. We are subject to ongoing foreign income tax audits as a separate taxpayer in various jurisdictions ranging from 2018 - 2022. While we believe we have adequately accrued for all tax positions, amounts assessed by taxing authorities could be greater than what we have recorded in our financial statements. Accordingly, additional income tax provisions on federal, state and foreign income tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. Since the timing of resolution of income tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months.
With limited exception, the Company has considered the earnings of its foreign subsidiaries prior to 2024 to be indefinitely invested outside the United States on the basis of limited foreign cash reserves and plans for the reinvestment of those subsidiary earnings. Our foreign undistributed earnings are computed under the U.S. federal tax earning and profits (“E&P”) principles. In 2025, management has recorded a deferred tax liability related to applicable foreign withholding taxes on approximately $133.5 of undistributed U.S. GAAP earnings and profits of its foreign subsidiaries as the Company does not intend to reinvest these earnings outside the United States.
Goodwill
The Company has recorded $960.0 and $1,710.4 of goodwill as of December 31, 2025 and 2024, respectively. The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

During the first and second quarters of 2025, due to sustained declines in the Company’s share price and uncertainties in global macroeconomic conditions, the Company determined that indicators of impairment existed. As a result, the Company performed interim impairment tests as of March 31, 2025 and June 30, 2025. There were no indicators of impairment for the third and fourth quarters of 2025.
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
In performing its annual goodwill impairment test as of October 1, 2025, the Company elected to perform the qualitative assessment on its two reporting units, Clinical Development and Clinical Pharmacology. Based on the results of the qualitative assessment, the Company concluded that the fair values of each of its reporting units were greater than the carrying values, resulting in no impairment.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally associated with changes in foreign currency exchange rates and interest rates, through a program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes. Refer to Note 12, “Derivative Instruments and Hedging Activities” to the audited consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information on how the Company utilizes derivative financial instruments.
Foreign Currency Exchange Rates
Approximately 15.5% and 16.6% of our revenues for the years ended December 31, 2025 and 2024, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our consolidated and combined financial results. In the years ended December 31, 2025 and 2024, the most significant currency exchange rate exposure was the Euro. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted operating (loss) income for the years ended 2025 and 2024 by approximately $1.2 and $2.7, respectively. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $112.2 and $(69.3) at December 31, 2025 and 2024, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We entered into a variable-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At December 31, 2025, we had $572.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future variable-to-fixed interest rate swap transactions, a hypothetical 1% increase in interest rates would result in increased interest expenses of $5.7. We expect to continue to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 11, “Debt” to the consolidated and combined financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FORTREA HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fortrea Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortrea Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated and combined statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Emphasis of a Matter
As disclosed in Note 2 to the consolidated and combined financial statements, prior to June 30, 2023, the accompanying financial statements were derived from the consolidated financial statements and accounting records of Labcorp Holdings Inc. These financial statements reflect the historical results of operations and cash flows of the Company for the periods prior to June 30, 2023, on a combined basis as the Company was historically managed within Labcorp Holdings Inc. For the periods after June 30, 2023, including the current year ended December 31, 2025, the financial statements reflect the financial position, results of operations, and cash flows of the Company as an independent entity. These financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent entity during the periods prior to June 30, 2023. Our opinion is not modified with respect to this matter.

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
Revenue - Full-Service Clinical Trial Contracts— Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
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
•We selected a sample of fixed-price contracts and performed the following:
◦Evaluated whether the contracts were appropriately accounted for by management based on the terms and conditions of each contract, including whether revenue recognition over time was appropriate.
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

◦Evaluated the estimates of total contract cost for the performance obligation by:
▪Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪Assessing management’s ability to achieve the estimates of total contract costs by performing corroborating inquiries with the Company’s project managers and project financial analysts and comparing the estimates to management’s work plans and cost estimates.
▪Comparing management’s estimates for the selected contracts to historical experience and original budgets, when applicable.
◦Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We evaluated management’s ability to accurately estimate total contract costs and revenue by comparing actual costs to management’s historical estimates for performance obligations that have been fulfilled.
Goodwill – Clinical Development Reporting Unit— Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value. Fair value of a reporting unit is estimated using both market-based valuation and income-based valuation approaches. Management’s impairment assessments utilize significant assumptions and judgments related to the market multiples selected for the market-based fair value methodology and the estimates of cash flows arising from future revenues and profitability, terminal growth rates, and the discount rates used in the income-based fair value methodology.
During the year, due to sustained declines in the Company’s share price and uncertainties in global macroeconomic conditions, the Company determined that indicators of impairment existed and performed interim impairment tests as of March 31, 2025, and June 30, 2025. Based on the results of the interim impairment tests, the Company recorded goodwill impairment charges totaling $797.9 million in its Clinical Development reporting unit. Based on the annual impairment test performed on October 1, 2025, the Company determined that the fair value of the Clinical Development reporting unit was greater than its carrying value, resulting in no impairment.
We identified the Company’s interim impairment assessments for the Clinical Development reporting unit as a critical audit matter due to the significant assumptions and judgments by management to estimate the fair value of the reporting unit. Performing audit procedures to evaluate management's estimate of fair value of the reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the market multiples selected by management for the market-based valuation approach and management’s estimates related to the cash flows related to future revenues and profitability, terminal growth rates, and the discount rates used in the income-based valuation approach included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the evaluation of possible triggering events that might have occurred throughout the year and the determination of the fair value of the Clinical Development reporting unit, such as controls related to management's forecasts and selection of the discount rates.

•We evaluated the reasonableness of management’s forecasts through consideration of (1) current and past performance of the reporting unit, (2) consistency with external peer and industry data, (3) the impact of changes in global macroeconomic conditions on the reporting unit, and (4) consistency with management’s growth strategy and evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) the discount rates, and (3) market activity by:
◦Testing the source information underlying the determination of the discount rates and market multiples, including the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rate and market multiples selected by management.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 26, 2026
We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fortrea Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortrea Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 26, 2026

FORTREA HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$174.6	$118.5
Accounts receivable and unbilled services, net	589.7	659.5
Prepaid expenses and other	132.9	170.2
Total current assets	897.2	948.2
Property, plant and equipment, net	149.5	156.3
Goodwill, net	960.0	1,710.4
Intangible assets, net	622.0	655.7
Deferred income taxes	6.2	5.2
Other assets, net	80.8	103.4
Total assets	$2,715.7	$3,579.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29.7	$138.2
Accrued expenses and other current liabilities	395.8	369.8
Unearned revenue	473.8	353.3
Current portion of long-term debt	4.8	74.8
Short-term operating lease liabilities	9.2	13.4
Total current liabilities	913.3	949.5
Long-term debt, less current portion	1,048.0	1,049.7
Operating lease liabilities	54.0	60.6
Deferred income taxes and other tax liabilities	97.6	121.7
Other liabilities	39.3	35.3
Total liabilities	2,152.2	2,216.8
Commitments and contingent liabilities (Note 16)
Equity:
Common stock, 93.1 and 89.7 shares outstanding at December 31, 2025 and 2024, respectively	0.1	0.1
Additional paid-in capital	2,116.6	2,042.2
Accumulated deficit	(1,383.2)	(397.0)
Accumulated other comprehensive loss	(170.0)	(282.9)
Total equity	563.5	1,362.4
Total liabilities and equity	$2,715.7	$3,579.2
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues	$2,723.4	$2,696.4	$2,842.5
Costs and expenses:
Direct costs, exclusive of depreciation and amortization (including costs incurred from related parties of $48.8 during the year ended December 31, 2023)	2,219.6	2,162.2	2,251.9
Selling, general and administrative expenses, exclusive of depreciation and amortization	456.4	560.7	448.1
Depreciation and amortization	78.0	85.3	89.3
Goodwill and other asset impairments	797.9	—	—
Restructuring and other charges	44.1	50.1	21.2
Total costs and expenses	3,596.0	2,858.3	2,810.5
Operating (loss) income	(872.6)	(161.9)	32.0
Other income (expense):
Interest expense	(91.4)	(123.8)	(69.7)
Foreign exchange (loss) gain	(26.9)	(10.6)	0.3
Other, net	7.9	21.3	6.9
Loss from continuing operations before income taxes	(983.0)	(275.0)	(30.5)
Income tax expense (benefit)	3.2	(3.5)	1.2
Loss from continuing operations	(986.2)	(271.5)	(31.7)
(Loss) income from discontinued operations, net of tax	—	(57.0)	6.5
Net loss	$(986.2)	$(328.5)	$(25.2)

Earnings (loss) per common share
Basic and diluted earnings (loss) per share from continuing operations	$(10.81)	$(3.03)	$(0.36)
Basic and diluted earnings (loss) per share from discontinued operations	—	(0.64)	0.07
Basic and diluted earnings (loss) per share	$(10.81)	$(3.67)	$(0.29)
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net loss	$(986.2)	$(328.5)	$(25.2)
Foreign currency translation adjustments	112.2	(69.3)	59.3
Net benefit plan adjustments	1.7	1.1	1.2
Unrealized (loss) gain on derivative instruments	(0.7)	1.4	(1.9)
Other comprehensive income (loss) before tax	113.2	(66.8)	58.6
(Provision) benefit for income tax related to items of comprehensive income	(0.3)	(0.6)	0.7
Other comprehensive income (loss), net of tax	112.9	(67.4)	59.3
Comprehensive (loss) income	$(873.3)	$(395.9)	$34.1
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2022	—	$—	$—	$3,614.8	$—	$(274.8)	$3,340.0
Net loss	—	—	—	43.3	(68.5)	—	(25.2)
Other comprehensive income, net of tax	—	—	—	—	—	59.3	59.3
Special payment to Former Parent	—	—	—	(1,595.0)	—	—	(1,595.0)
Net transfers to Former Parent	—	—	—	(91.7)	—	—	(91.7)
Reclassification of Former Parent investment to additional paid-in capital	—	—	1,971.4	(1,971.4)	—	—	—
Issuance of common stock	88.8	0.1	—	—	—	—	0.1
Stock compensation	—	—	26.6	—	—	—	26.6
Balance at December 31, 2023	88.8	0.1	1,998.0	—	(68.5)	(215.5)	1,714.1
Net loss	—	—	—	—	(328.5)	—	(328.5)
Other comprehensive loss, net of tax	—	—	—	—	—	(67.4)	(67.4)
Stock compensation	—	—	58.4	—	—	—	58.4
Issuance of common stock under employee stock plan	0.9	—	—	—	—	—	—
Net share settlement tax payments from issuance of stock to employees	—	—	(14.4)	—	—	—	(14.4)
Other	—	—	0.2	—	—	—	0.2
Balance at December 31, 2024	89.7	0.1	2,042.2	—	(397.0)	(282.9)	1,362.4
Net loss	—	—	—	—	(986.2)	—	(986.2)
Other comprehensive income, net of tax	—	—	—	—	—	112.9	112.9
Stock compensation	—	—	74.4	—	—	—	74.4
Issuance of common stock under employee stock plan	3.4	—	—	—	—	—	—
Balance at December 31, 2025	93.1	$0.1	$2,116.6	$—	$(1,383.2)	$(170.0)	$563.5
The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(986.2)	$(328.5)	$(25.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78.0	86.9	98.0
Stock compensation	74.4	58.4	42.7
Credit loss expense	12.0	22.2	27.8
Operating lease right-of-use asset expense	11.5	14.0	27.4
Operating lease right-of-use asset impairment	1.3	4.8	—
Goodwill and other asset impairments	797.9	24.0	13.4
Deferred income taxes	(32.0)	(24.6)	(41.6)
Unrealized foreign exchange movements	36.4	(19.5)	4.4
Loss on sale of business	—	19.6	—
Write-off of debt issuance costs	1.0	12.2	—
Other, net	4.5	9.3	(1.0)
Change in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled services, net	70.9	309.9	(53.4)
Decrease (increase) in prepaid expenses and other	32.4	(78.1)	(3.4)
(Decrease) increase in accounts payable	(109.9)	7.2	55.3
Increase (decrease) in deferred revenue	114.8	140.0	(2.2)
Increase in accrued expenses and other	6.5	5.0	26.2
Net cash provided by operating activities	113.5	262.8	168.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.2)	(25.5)	(40.3)
Proceeds from sale of business, net	39.6	276.6	—
Proceeds from sale of assets	—	0.5	8.5
Net cash provided by (used for) investing activities	14.4	251.6	(31.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	453.9	826.5	164.0
Payments on revolving credit facilities	(453.9)	(826.5)	(164.0)
Proceeds from term loans	—	—	1,061.4
Proceeds from issuance of senior notes	—	—	570.0
Debt issuance costs	(0.6)	(0.7)	(26.4)
Principal payments on long-term debt	(75.7)	(482.7)	(15.4)
Payments for taxes related to net share settlement of stock awards	—	(14.4)	—
Special payment to Former Parent	—	—	(1,595.0)
Net transfers to Former Parent	—	—	(135.4)
Net cash used for financing activities	(76.3)	(497.8)	(140.8)
Effect of exchange rate changes on cash and cash equivalents	4.5	(6.7)	2.4
Net change in cash and cash equivalents	56.1	9.9	(1.8)
Cash and cash equivalents at beginning of period	118.5	108.6	110.4
Cash and cash equivalents at end of period	$174.6	$118.5	$108.6
The cash flows related to discontinued operations have not been segregated and are included in the consolidated and combined statements of cash flows.

The accompanying notes are an integral part of these consolidated and combined financial statements.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
1.    BUSINESS
Description of Business
Fortrea Holdings Inc. (“Fortrea” or the “Company”), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development solutions to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider, and Hybrid Service structures. The Company has a rich history of providing clinical development services for more than 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, the Company completed a spin-off (the “Spin” or the “Separation”) from Labcorp Holdings Inc. (“Labcorp” or “Former Parent”). The Company leverages its global scale, clinical data insights, scientific and therapeutic expertise, technology innovation, industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to its customers. With what the Company believes is a distinctive market offering, Fortrea meets growing global demand for clinical development services. The Company has established access to all key markets worldwide through a strategic footprint of primary office locations in five countries (the United States, the United Kingdom, China, India and Japan) with field operations in other jurisdictions worldwide.
Reportable Segment
The Company manages its business in one reportable segment - Clinical Services, that provides development and consulting services across the clinical pharmacology and clinical development spectrum.
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, to sell the operations of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries; which are all collectively referred to as the Enabling Services Segment. The Transaction closed during the second quarter of 2024. Refer to Note 3, “Discontinued Operations” for further discussion.
For all periods presented, the Company's consolidated revenues from continuing operations were generated from the Clinical Services segment, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The Company’s chief operating decision maker allocates resources and assesses performance for the Clinical Services segment. For further financial information about the segment, see Note 21, “Business Segment Information”.
Discontinued Operations
In accordance with the definition of discontinued operations, the Company's decision to sell the assets relating to the Enabling Services Segment represented a strategic shift that had a major effect on the Company's results of operations for the periods presented. The operations of the Enabling Services Segment have been classified as (loss) income from discontinued operations on the consolidated and combined statements of operations for all periods presented.
Unless otherwise noted, discussion within these notes to the consolidated and combined financial statements relates to the Company’s continuing operations.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Agreements with Labcorp
On June 30, 2023, the Company completed the Spin from Labcorp. The Company entered into several agreements with Labcorp that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, and the Transition Services Agreement with Labcorp, which are described in the Company’s Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Transition Services Agreement, the Company and Labcorp agreed to provide each other certain transitional services. The services and assets to be provided to Fortrea by Labcorp support the Company’s enterprise functions, most notably IT applications, network and security support and hosting, as well as finance, human resources, marketing and other administrative support. The Transition Services Agreement expired by its terms in full on June 30, 2025.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Prior to June 30, 2023, Fortrea existed and functioned as part of the consolidated business of Former Parent. The Company’s financial statements for periods through the Spin reflect the historical financial position, results of operations and cash flows of the Company, for the periods presented, prepared on a “carve-out” basis and have been derived from the consolidated financial statements and accounting records of Labcorp using the historical results of operations and historical basis of assets and liabilities of the Company, and reflect Labcorp’s net investment in the Company. The consolidated financial statements subsequent to June 30, 2023 reflect the financial position, results of operations, and cash flows of Fortrea as a standalone company, whereas all prior periods included consolidated and combined financial statements. The Company’s consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the prior periods presented.
The consolidated and combined statements of operations include all revenues and costs directly attributable to Fortrea’s business. The combined statements of operations for prior periods also include costs for certain centralized functions and programs provided and administered by Labcorp that were allocated to Fortrea. These centralized functions and programs include, but are not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation.
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
As of December 31, 2022, a Former Parent investment is shown in lieu of common stock and retained earnings accounts in the combined financial statements. The total net effect of the settlement of the transactions between the Company and Labcorp, exclusive of those historically settled in cash, is reflected in the combined statements of cash flows in cash flows from financing activities as net transfers to Former Parent.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
All intercompany transactions within the Company have been eliminated. All transactions between the Company and Former Parent have been included in these consolidated and combined financial statements. The Former Parent investment and all due from or due to Former Parent were settled at the time of the Spin. Refer to Note 19, “Transactions with Former Parent” for further information.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include revenue recognition, deferred tax assets, restructuring reserves, stock based compensation, valuation of goodwill and intangibles, amortization lives for acquired intangible assets, and the fair values of assets acquired and liabilities assumed in business combinations. Actual results could materially differ from those estimates.
Recognition of Revenues
The Company provides phase I through phase IV clinical development services to pharmaceutical, biotechnology, and medical device companies worldwide. A majority of the Company’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of the Company's contracts contain a single performance obligation, as the Company provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, the Company allocates the contract value to the goods and services proportionately based on the determined stand-alone selling price. The Company uses an observable price, typically a price list. If a price list is not available, the Company will estimate the stand-alone selling price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates. These contracts generally take the form of fixed-price, fee-for-service or software-as-a-service arrangements subject to pricing adjustments based on changes in scope.
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
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume-based contracts the contract value is entirely variable, and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
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
Contract costs
The Company incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with the related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 4 years, depending on the business. For short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
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
Accounts Receivable, Unbilled Services and Unearned Revenue
Differences in the timing of revenue recognition and associated billing and cash collections result in recording accounts receivable, unbilled services and unearned revenue in the consolidated and combined balance sheets. Payments received in advance of services being provided are contract liabilities recognized as unearned revenue. Revenue recognized in advance of billing is recognized as unbilled services. Once a customer is invoiced, the contract asset is reduced for the amount billed, and a corresponding accounts receivable is recognized. All contract assets are billable to customers within one year from the respective balance sheet date.
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
Reimbursed Expenses
The Company is reimbursed by its customers for certain costs, including fees paid to principal investigators and for other out-of-pocket costs (such as travel expenses for the Company’s clinical monitors). The Company includes these costs in total operating expenses, and the related reimbursements result in revenue, as the Company is the principal in the applicable arrangements and is responsible for fulfilling the promise to provide the specified services.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Costs and Expenses
Direct costs include payroll and related benefits for project-related employees, reimbursable expenses (pass through costs), transition services agreement costs, information technology costs and other direct costs. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, transition services agreement costs, information technology costs, other facility charges, advertising and promotional expenses, and administrative travel.
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
Substantially all of the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of December 31, 2025, one pharmaceutical customer accounted for approximately 18.3% of the Company’s combined gross accounts receivable and unbilled services. As of December 31, 2024, two pharmaceutical customers accounted for approximately 22.2% and 13.8% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the year ended December 31, 2025, one customer accounted for approximately 18.1% of revenue, for the year ended December 31, 2024, two customers accounted for approximately 14.3% and 10.5% of revenue, and for the year ended December 31, 2023, two customers accounted for approximately 11.6% and 11.4% of revenue. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Stock Compensation Plans
Certain employees participate in the stock compensation plans sponsored by Fortrea. The Company’s stock compensation awards consist of stock options, restricted stock unit awards and performance share awards and are based on its common shares. Compensation expense for all stock-based employee grants are recognized based on the fair value of the Company`s shares on the date of grant. Stock-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. The estimation of equity awards that will ultimately vest requires judgment, and the Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur. The consolidated and combined statements of operations also include an allocation of the Former Parent’s corporate and shared employee stock-based compensation expenses. See Note 15, “Stock Compensation Plans” for additional information.
Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have maturities when purchased of three months or less.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using the straight-line method.

	Years
Buildings and building improvements	10	-	40
Machinery and equipment	5	-	10
Furniture and fixtures	3	-	10
Software	3	-	10
Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related leases. Expenditures for repairs and maintenance are expensed as incurred. Retirements, sales and other disposals of assets are recorded by removing the cost and accumulated depreciation from the related accounts with any resulting gain or loss reflected in the consolidated and combined statements of operations.
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
Cloud Computing Arrangements
The Company defers costs incurred with the implementation of a cloud computing arrangement that is a service contract, consistent with its policy for software developed or obtained for internal use. Deferred cloud computing arrangement implementation costs are amortized using the straight-line method over the remaining term of the related hosting contract. As of December 31, 2025 the Company had a current asset of $4.5 included in prepaid expenses and other and a non-current asset of $21.4 included in other assets, net in the consolidated balance sheet that have been deferred in conjunction with implementations. As of December 31, 2024 the Company had a current asset of $2.5 included in prepaid expenses and other and a non-current asset of $18.7 included in other assets, net in the consolidated balance sheet that have been deferred in conjunction with implementations. Cloud computing arrangement expense was $4.5, $— and $— for the years ended December 31, 2025, 2024 and 2023, respectively.
Goodwill
The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative goodwill impairment test. The Company may also choose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
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
A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company's determination of lease payments. As most of the Company's leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the credit

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
quality of the Company and by comparing interest rates available in the market for similar debt financing, and adjusting this amount based on the impact of collateral over the term of each lease. The Company uses this rate to discount payments to present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion and the Company evaluates each renewal option to determine if it is reasonably possible to be exercised and should be included in the accounting lease term. See Note 8, “Leases” to the consolidated and combined financial statements.
Restructuring
Restructuring charges consist primarily of severance and facility charges, including right-of-use asset impairments. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to the benefit and the amount can be reasonably estimated. One-time employee termination costs are recognized upon notification to the impacted employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred.
Income Taxes
In 2023, for U.S. federal and state purposes, the Company was included in the tax returns filed by Labcorp for the period prior to the Spin. For the periods after the Spin, the Company will file its U.S. federal and state filings as a separate taxpayer. The Company filed its foreign income tax returns for 2023 inclusive of activity for the entire year. For the year ended December 31, 2023, the activity prior to the Spin was calculated on a carve-out basis while the post Spin period was based on as-reported amounts. For the years ended December 31, 2024 and 2025, the income tax provision was calculated based on full year, as-reported amounts. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. The Company recognizes and measures its uncertain tax positions based on the rules under Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Interest and penalties related to these unrecognized tax benefits are reported in income tax expense.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Derivative Financial Instruments
The Company addresses its exposure to market risks, principally the market risk associated with changes in interest rates and currency exchange rates, through a program of risk management that includes, from time to time, the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not believe that its exposure to market risk is material to the Company’s financial position or results of operations.
Interest rate swap agreements, which are used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative instruments are accounted for as cash flow hedges and recognized as assets and liabilities, as applicable, and classified as current or noncurrent based on the swap’s settlement dates. The derivative instruments have been assessed and are considered to be perfectly effective hedges and accordingly, changes in the fair value of the interest rate swaps are initially recorded in the consolidated and combined statements of comprehensive income (loss). Cash flows from the interest rate swaps are included in operating activities.
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
Foreign Currencies
For subsidiaries outside of the U.S. that operate in a local currency environment, income and expense items are translated to U.S. dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of equity in the balance sheets and are included in the determination of comprehensive income in the combined statements of comprehensive income (loss) and combined statements of changes in equity. Transaction gains and losses are included in the determination of net income in the consolidated and combined statements of operations.
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Recently Issued and Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company has adopted this ASU, see Note 14, “Income Taxes.” The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance simplifies the accounting for internally developed software by replacing the existing phase-based capitalization model with a principles-based approach that focuses on management’s authorization and the probability of project completion. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance is intended to improve consistency and transparency by providing a comprehensive accounting framework for government grants under U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and disclosures.
.
3.     DISCONTINUED OPERATIONS
On March 9, 2024, the Company entered into the Purchase Agreement with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, pursuant to which Fortrea Inc. agreed to sell, and to cause its affiliates to sell, net assets relating to its Enabling Services Segment (the “Transaction”), specifically its Patient Access and Endpoint businesses, including the sale of equity interests of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries. The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones. The Transaction closed during the second quarter of 2024. The first milestone payment in the amount of $20.0 was received in the first quarter of 2025. The second and final milestone payment in the amount of $25.0 was received in the third quarter of 2025. The Transaction resulted in a loss on disposal of $19.6.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Financial Information of Discontinued Operations
The following table summarizes the significant line items included in income (loss) from discontinued operations, net of income tax in the consolidated and combined statements of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenues	$106.4	$263.3
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	66.4	176.8
Selling, general and administrative expenses, exclusive of depreciation and amortization	25.4	52.9
Depreciation and amortization	1.6	8.7
Long-lived and goodwill asset impairments	24.0	13.4
Restructuring and other charges	0.5	3.1
Total costs and expenses	117.9	254.9
Operating (loss) income	(11.5)	8.4
Other expense:
Foreign exchange gain (loss)	0.1	(0.2)
Loss on sale of a business	(19.6)	—
Other, net	0.1	(0.1)
(Loss) income from discontinued operations before income taxes	(30.9)	8.1
Income tax expense	26.1	1.6
(Loss) income from discontinued operations, net of tax	$(57.0)	$6.5

	Years Ended December 31,
	2024	2023
(Loss) gain from operations of discontinued component	$(37.4)	$6.5
Loss on disposal of discontinued operations	(19.6)	—
(Loss) gain on discontinued operations	$(57.0)	$6.5
In the first quarter of 2024, as a result of the negotiated sale price of the Patient Access and Endpoint businesses, the Company evaluated the Enabling Services Segment for impairment and determined that it was more likely than not that the carrying value of the assets exceeded its fair value. Accordingly, an impairment analysis was performed, which resulted in a goodwill impairment charge of $24.0. In addition, an impairment charge of $13.4 was recognized specific to the Enabling Services Segment in the fourth quarter of 2023 as part of the Company’s annual impairment testing where it was determined that it was more likely than not that the carrying value of the assets exceeded its fair value.
The cash flows related to discontinued operations have not been segregated and are included in the consolidated and combined statements of cash flows. The following table summarizes depreciation and amortization, capital expenditures and the significant cash flow and noncash items from discontinued operations for the years ended December 31, 2024 and 2023:

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)

	Years Ended December 31,
	2024	2023
Depreciation and amortization	$1.6	$8.7
Goodwill impairment	24.0	13.4
Loss on sale of business	19.6	—
Capital expenditures	7.4	15.9
There are no significant operating or investing noncash items related to discontinued operations for the years ended December 31, 2024 and 2023.
4.    REVENUES
The Company’s revenues by geography for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31, 2025
	North America	Europe	Other	Total
Revenues	$1,289.6	$851.7	$582.1	$2,723.4

	Years Ended December 31, 2024
	North America	Europe	Other	Total
Revenues	$1,269.5	$800.0	$626.9	$2,696.4

	Years Ended December 31, 2023
	North America	Europe	Other	Total
Revenues	$1,398.4	$827.5	$616.6	$2,842.5
Revenue from the United States comprises substantially all revenue in North America.
Contract costs
The following table provides information about contract asset balances:

	December 31, 2025	December 31, 2024
Sales commission assets	$21.4	$22.1
Deferred contract costs	0.4	1.1
Total	$21.8	$23.2
Amortization related to sales commission assets for the years ended December 31, 2025, 2024 and 2023, was $11.9, $12.0 and $11.5, respectively. Amortization related to deferred contract costs for the years ended December 31, 2025, 2024 and 2023, was $0.7, $1.9 and $2.1, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	December 31, 2025	December 31, 2024
Accounts receivable	$113.6	$156.5
Unbilled services	517.3	542.3
Less: allowance for credit losses	(41.2)	(39.3)
Total	$589.7	$659.5

Unearned revenue	$473.8	$353.3
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, was $232.4, $155.5 and $176.4 for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, as of the year ended December 31, 2025, the Company had sold $300.0 of receivables as described in the Receivables Securitization Program section below.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.
The rollforward for the allowance for credit losses for the years ended December 31, 2025 and 2024, is as follows:

Allowance for credit losses as of December 31, 2023	$31.7
Credit loss expense	22.2
Write-offs	(14.6)
Allowance for credit losses as of December 31, 2024	39.3
Credit loss expense	12.0
Write-offs	(10.1)
Allowance for credit losses as of December 31, 2025	$41.2
Performance Obligations Under Long-Term Contracts
As of December 31, 2025, approximately $4,632.1 of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize approximately 29.3% of the remaining performance obligations as revenue over the next 12 months, and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years.
During the year ended December 31, 2025, there were reductions of approximately $16 in revenue related to performance obligations partially satisfied in previous periods. For the year ended December 31, 2025, the majority of the change was associated with changes in estimated effort to complete customer contract obligations and a smaller portion related to changes in scope or price. For the year ended December 31, 2025, the change in estimate resulted in an estimated reduction to revenue of $17, and an increase in loss from continuing operations of $17 and in loss per share of $0.19.
During the year ended December 31, 2024, there were reductions of approximately $61 in revenue related to performance obligations partially satisfied in previous periods. For the year ended December 31, 2024, the change was associated with both changes in estimated effort to complete customer contract obligations and changes in scope

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
or price. For the year ended December 31, 2024, the change in estimate resulted in an estimated reduction to revenue of $29, and an increase in loss from continuing operations of $29 and in loss per share of $0.33.
During the year ended December 31, 2023, there were reductions of approximately $60 in revenue related to performance obligations partially satisfied in previous periods. For the year ended December 31, 2023, substantially all of the change was associated with changes in scope or price for full service clinical studies. The gross and net amount of revenue recognized solely from changes in estimates was not material.
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
As of December 31, 2025, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total costs associated with the sale were $17.8 and $12.3 for the years ended December 31, 2025 and 2024, respectively, and are included within selling, general and administrative costs in the consolidated and combined statement of operations. The proceeds related to the Receivables Facility are reflected in cash from operating activities in the consolidated and combined statement of cash flows.
On February 24, 2026, the Company amended its Receivables Facility, which had been scheduled to terminate on May 6, 2027. The amended Receivables Facility is scheduled to terminate on February 23, 2029, unless terminated earlier pursuant to its terms.
5.    RESTRUCTURING AND OTHER CHARGES
The Company regularly undertakes various programs aimed at increasing efficiency, utilizing lower cost locations and adapting to changes in the needs of its customers. These programs include the regular review of the number and location of the Company’s existing employees and facilities compared to the shifting needs of its

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
customers, developments in technology and remote working, and its capabilities to utilize lower cost locations. Restructuring and other charges are not allocated to the Company’s reportable segment as they are not part of the segment performance measures regularly reviewed by management.
During 2023, the Company took actions to reduce overcapacity, align resources, and restructure certain operations. These actions, which primarily relate to employee severance benefits accounted for under ASC 420, Exit or Disposal Cost Obligations and right-of-use asset impairment charges, included eliminating redundant positions and aligning resources and facilities for cost improvements and to meet customer requirements. In addition, in the fourth quarters of 2024 and 2025, the Company approved restructuring plans to streamline its operations and eliminate redundant positions. The Company recorded restructuring charges of $21.3 and $18.1 related to the 2024 and 2025 plans, respectively, which relate primarily to severance benefits and are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits. Actions under these restructuring plans are expected to continue through 2026.
2025 Restructuring
During 2025, the Company recorded net restructuring charges of $44.1, including impairment of facility related assets of $3.2 and other charges of $7.3, which are reflected within restructuring and other charges in the consolidated and combined statements of operations. The charges were comprised of $37.1 in severance and other employee costs and $7.0 in facility-related and other costs. The Company expects the restructuring and other charges accrued as of December 31, 2025 will be paid within the next twelve months and are included within accrued expenses and other current liabilities on the accompanying consolidated balance sheet.
2024 Restructuring
During 2024, the Company recorded net restructuring charges of $50.1, including impairment of facility related assets of $4.8 and other charges of $7.1, which are reflected within restructuring and other charges in the consolidated and combined statements of operations. The charges were comprised of $46.7 in severance and other employee costs and $7.2 in facility-related and other costs. The charges were partially offset by the reversal of the previously established liability of $0.8 in unused severance and $3.0 in unused facility-related costs.
2023 Restructuring
During 2023, the Company recorded net restructuring charges of $21.2 which were comprised of $17.4 in severance and other employee costs and $3.8 in lease and other facility-related costs.
The Company recorded restructuring and other charges as follows:

	Years Ended December 31,
	2025	2024	2023
Restructuring charges	$40.9	$45.3	$21.0
Impairment of facility related assets	3.2	4.8	—
Restructuring charges allocated from Former Parent	—	—	0.2
Total	$44.1	$50.1	$21.2

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
The following represents the Company’s restructuring accrual activities for the periods indicated:

	Severance and Other Employee Costs	Facility and Other Costs	Total
Balance as of December 31, 2023	$1.1	$3.2	$4.3
Restructuring charges	41.2	0.8	42.0
Reduction of prior restructuring accruals	(0.8)	(3.0)	(3.8)
Cash payments and other adjustments	(18.4)	(0.4)	(18.8)
Balance as of December 31, 2024	23.1	0.6	23.7
Restructuring charges	31.0	2.6	33.6
Cash payments and other adjustments	(31.2)	(2.7)	(33.9)
Balance as of December 31, 2025	$22.9	$0.5	$23.4
The restructuring liabilities are current as of December 31, 2025 and December 31, 2024 and are included in accrued expenses and other current liabilities in the consolidated balance sheets.
6.    EARNINGS (LOSS) PER SHARE
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
The following represents the computation of basic and diluted earnings (loss) per share from continuing operations per share.

	Years Ended December 31,
	2025			2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from continuing operations per share:
Net earnings (loss)	$(986.2)	91.2	$(10.81)	$(271.5)	89.5	$(3.03)	$(31.7)	88.8	$(0.36)
The following represents the computation of basic and diluted earnings (loss) per share from discontinued operations per share.

	Years Ended December 31,
	2025			2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) from discontinued operations per share:
Net earnings (loss)	$—	—	$—	$(57.0)	89.5	$(0.64)	$6.5	88.8	$0.07
Diluted earnings per share represent the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and unissued restricted stock awards. Potential common shares are also considered antidilutive in the event

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
of a net loss from operations. There were no dilutive common shares for any period presented as the inclusion would be antidilutive.
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2025	2024	2023
Employee stock options and awards	4.4	2.2	0.3
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	2.1	0.8	0.3

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expense and other current assets are as follows:

	December 31, 2025	December 31, 2024
Prepaid expenses	$65.0	$58.5
Contingent consideration	—	41.7
Research and development tax credit receivables	30.3	34.5
Other	37.6	35.5
Prepaid expenses and other	$132.9	$170.2
8.     LEASES
The Company has operating leases for clinical facilities, general office spaces, vehicles, and office equipment. Leases have remaining lease terms of less than a year to 17 years, some of which include options to extend the leases for up to 6 years.
The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$15.9	$17.8	$26.0
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(16.9)	$(19.9)	$(27.6)
ROU assets obtained in exchange for lease obligations:
Operating leases	$16.0	$15.2	$60.1

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating lease ROU assets (included in Property, plant and equipment, net)	$56.0	$66.2

Short-term operating lease liabilities	9.2	13.4
Operating lease liabilities	54.0	60.6
Total operating lease liabilities	$63.2	$74.0

Weighted Average Remaining Lease Term	10.5 years	10.1 years
Weighted Average Discount Rate	7.1%	5.7%
Maturities of lease liabilities are as follows:

Year ended December 31, 2025	Operating Leases
2026	$12.3
2027	10.6
2028	9.2
2029	8.8
2030	6.8
Thereafter	39.5
Total lease payments	87.2
Less imputed interest	(24.0)
Less current portion	(9.2)
Total maturities, due beyond one year	$54.0
There was $3.9, $2.9 and $0.2 rent expense for short term leases with a term less than one year for the years ended December 31, 2025 and 2024 and 2023, respectively. Additionally, the Company earned $4.0, $3.4 and $1.7 in sublease income for the years ended December 31, 2025, 2024 and 2023.
Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or lease liabilities and are expensed as incurred. The Company records variable lease payments that do not depend on a rate index, primarily for purchase volume commitments, as variable cost when incurred. There were no variable payments for the years ended December 31, 2025, 2024 and 2023.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
9.    PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2025	December 31, 2024
Buildings and leasehold improvements	$81.4	$82.2
Software	89.7	82.3
Machinery and equipment	67.8	66.7
Furniture and fixtures	14.0	13.5
Construction in progress	23.9	9.5
Operating lease ROU assets	56.0	66.2
	332.8	320.4
Less accumulated depreciation	(183.3)	(164.1)
	$149.5	$156.3
Depreciation expense of property, plant and equipment, net was $19.7, $24.5 and $28.6 for the years ended December 31, 2025, 2024 and 2023, respectively, including software amortization of $5.9, $4.3 and $11.7 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s property, plant and equipment, net by geography as of December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
North America	$78.9	$69.5
Europe	55.9	71.3
Other	14.7	15.5
Total property, plant and equipment, net	$149.5	$156.3
10.    GOODWILL AND INTANGIBLE ASSETS
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
During the first and second quarters of 2025, due to sustained declines in the Company’s share price and uncertainties in global macroeconomic conditions, the Company determined that indicators of impairment existed. As a result, the Company performed interim impairment tests as of March 31, 2025 and June 30, 2025. There were no indicators of impairment for the third and fourth quarters of 2025.
Based upon the results of the quantitative assessment as of March 31, 2025, the Company concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $488.8.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Based upon the results of the quantitative assessment as of June 30, 2025, the Company concluded that the fair value of the Clinical Development reporting unit was less than its carrying value and recorded a goodwill impairment of $309.1.
For the goodwill impairment tests, the fair values of the Clinical Development and Clinical Pharmacology reporting units were computed using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. The discount rate used reflects the risks inherent in realizing the forecasted cash flows and considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from the comparable companies and the cost of debt for investment grade issuers. The discount rate used for the Clinical Development reporting unit quantitative assessments as of March 31, 2025 and June 30, 2025 was 10.0% and 10.5%, respectively. The increase in the discount rate was primarily the result of macroeconomic and market factors.
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
In performing its annual goodwill impairment test as of October 1, 2025, the Company elected to perform the qualitative assessment on its two reporting units, Clinical Development and Clinical Pharmacology. Based on the results of the qualitative assessment, the Company concluded that the fair values of each of its reporting units were greater than the carrying values, resulting in no impairment.
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Balance as of January 1	$1,710.4	$1,739.4
Impairment	(797.9)	—
Foreign currency impact and other adjustments to goodwill	47.5	(29.0)
Balance at end of year	$960.0	$1,710.4
The cumulative goodwill impairment for the Company through December 31, 2025 and 2024 was $797.9 and $—, respectively, and relates to the Clinical Development reporting unit as noted above.
The components of identifiable intangible assets are as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,168.1	$(546.4)	$621.7	$1,124.1	$(469.4)	$654.7
Technology	27.7	(27.5)	0.2	27.7	(27.3)	0.4
Other	12.5	(12.4)	0.1	12.5	(11.9)	0.6
Total	$1,208.3	$(586.3)	$622.0	$1,164.3	$(508.6)	$655.7
Amortization of intangible assets was $58.3, $60.8 and $60.7 for the years ended December 31, 2025, 2024 and 2023 respectively. Amortization expense of intangible assets is estimated to be $55.6 in 2026, $55.6 in 2027, $49.1 in 2028, $48.0 in 2029, $48.0 in 2030, and $365.7 thereafter.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
There were no goodwill impairment losses for the years ended December 31, 2024 or 2023. There were no identifiable intangible asset impairment losses for the years ended December 31, 2025, 2024 or 2023.
11.     DEBT
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
The current portion of long-term debt consisted of the following:

	December 31, 2025	December 31, 2024
Current portion of 7.5% senior notes due 2030	$—	$76.0
Current portion of senior secured term loan A facility due 2028	4.8	—
Debt issuance discount and fees	—	(1.2)
Total short-term borrowings and current portion of long-term debt	$4.8	$74.8
Long-term debt consisted of the following:

	December 31, 2025	December 31, 2024
7.5% senior notes due 2030	$494.3	$494.0
Senior secured term loan A due 2028	412.5	417.3
Senior secured term loan B due 2030	154.7	154.7
Debt issuance discount and fees	(13.5)	(16.3)
Total long-term debt	$1,048.0	$1,049.7
During the year ended December 31, 2024, the Company paid down $70.2, on its senior secured term loan A due 2028 (“term loan A”) and $412.5, on its senior secured term loan B due 2030 (“term loan B”). Additionally, in the second quarter of 2024, the Company wrote off $12.2 of unamortized debt issuance costs associated with the pay down of debt, which were recorded in interest expense in the consolidated and combined statements of operations for the year ended December 31, 2024.
Senior Notes
On June 27, 2023, the Company issued $570.0 aggregate principal amount of 7.50% senior notes due 2030 (the “Notes”). Interest on these notes is payable semi-annually on January 1 and July 1 of each year. Net proceeds from the offering of the Notes were $560.2 after deducting expenses of the offering.
The bond indenture for the Notes contains an asset sale covenant that effectively requires the Company to utilize a prorated portion of the Net Cash Proceeds from an Asset Sale, each as defined in the indenture, to retire Notes at par. As a result of Fortrea’s sale of assets relating to its Enabling Services Segment, the Company repurchased $75.7 of the Notes in accordance with the terms of the indenture in the fourth quarter of 2025.
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
The Company drew on the term loan A and term loan B on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of December 31, 2025, the effective interest rate on the term loan A and term loan B was 5.72% and 7.47%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company’s revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing as of December 31, 2025. No balances were outstanding as of December 31, 2024. As of December 31, 2025, the effective interest rate on the revolving credit facility was 5.72%, assuming a one-month interest election. There is an annual agency fee associated with the Credit Agreement ($0.1 paid in quarterly installments) and a variable commitment fee associated with the revolving credit facility based on the Company’s Total Leverage Ratio as defined under the Credit Agreement. As of December 31, 2025, the commitment fee was 0.30% (per annum and paid quarterly). The credit facility matures on June 30, 2028.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On February 28, 2025, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at December 31, 2025 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
The scheduled payments of long-term debt at the end of 2025 are summarized as follows:

2026	$4.8
2027	25.0
2028	387.5
2029	—
2030	649.0
Thereafter	—
Total scheduled principal payments	1,066.3
Less debt issuance costs	(13.5)
Less current portion	(4.8)
Long-term debt, due beyond one year	$1,048.0
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
7.5% senior notes due 2030	$494.3	$503.5	$570.0	$569.3
Senior secured term loan A due 2028	417.3	402.7	417.3	425.3
Senior secured term loan B due 2030	154.7	149.7	154.7	153.3

12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Interest rate swap agreements, which are used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative instruments are accounted for as cash flow hedges and recognized as assets and liabilities, as applicable, and classified as current or noncurrent based on the swap’s settlement dates. The derivative instruments have been assessed and are considered to be perfectly effective hedges and accordingly, changes in the fair value of the interest rate swaps are initially recorded in the consolidated and combined statements of comprehensive income (loss). Cash flows from the interest rate swaps are included in operating activities.
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
The fair value of the Company's interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		December 31, 2025		December 31, 2024
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$(1.2)	$0.1	$(0.2)
	Other liabilities	—	—	—	(0.4)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$0.3	$—	$—	$—
	Other current liabilities	—	(0.6)	—	(1.2)
Derivative Contracts Designated as Hedges
Interest Rate Swaps

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
In August 2023, the Company entered into two variable-to-fixed interest rate swap agreements for its senior secured term loan A facilities to hedge the cash flow variability associated with the Company’s floating interest rate exposure. The interest rate swaps, both of which mature on December 31, 2026, had an aggregate notional amount of $150.0 and a fixed interest rate of 4.20% as of December 31, 2025 and 2024, and each return variable interest rates based on one-month SOFR. Because these derivative instruments meet the criteria for hedge accounting, all related gains and losses are accumulated within other comprehensive income and are being reclassified to earnings as interest expense is recognized in the consolidated and combined statements of operations.
The following table presents the pre-tax effects of cash flow hedges included in the Company’s consolidated and combined statements of comprehensive income (loss):

	Pre-Tax Gain (Loss) Included in Other Comprehensive Income
	Years Ended December 31,
	2025	2024	2023
Interest rate swaps	$(0.6)	$2.9	$(1.5)
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in the consolidated and combined statements of operations:

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		Years Ended December 31,
	Statement of Operations Classification	2025	2024	2023
Interest rate swaps	Interest expense	$(0.1)	$(1.5)	$(0.4)
The estimated amount of pre-tax net losses included in other comprehensive loss that is expected to be reclassified into earnings over the twelve months following December 31, 2025, is $1.2.
Refer to Note 17, “Preferred Stock and Common Shareholders' Equity” for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
Derivative Contracts Not Designated as Hedges
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts to hedge the Company’s exposure to foreign currencies with exposure predominantly to the Euro and British Pound. These contracts do not qualify for hedge accounting and are recognized as assets or liabilities at their fair value with changes in fair value recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The aggregate notional value of these contracts was $305.7 and $468.6 at December 31, 2025 and 2024, respectively.
The following table presents a summary of the loss for derivative contracts not designated as hedges included in the Company’s consolidated and combined statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		Years Ended December 31,
	Statement of Operations Classification	2025	2024	2023
Foreign currency Forward contracts	Foreign exchange gain (loss)	$0.9	$(2.0)	$(0.8)

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
13.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The components of accrued expenses and other current liabilities are as follows:

	December 31, 2025	December 31, 2024
Employee compensation and benefits	$140.7	$90.6
Accrued pass through expenses	126.5	140.5
Accrued taxes	59.0	52.7
Accrued restructuring	23.4	23.7
Accrued interest	18.0	23.3
Other	28.2	39.0
	$395.8	$369.8
14.    INCOME TAXES
The sources of income before taxes, classified between domestic and foreign entities are as follows:

	Years Ended December 31,
	2025	2024	2023
Domestic	$(641.1)	$(390.3)	$(141.4)
Foreign	(341.9)	115.3	110.9
Total pre-tax loss	$(983.0)	$(275.0)	$(30.5)
Income tax expense (benefit) in the accompanying consolidated and combined statements of operations consist of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$3.7	$(2.3)	$16.5
State	1.0	0.2	(0.1)
Foreign	29.1	37.7	23.9
	$33.8	$35.6	$40.3
Deferred:
Federal	$(8.7)	$(26.1)	$(37.4)
State	(6.3)	—	(3.5)
Foreign	(15.6)	(13.0)	1.8
	(30.6)	(39.1)	(39.1)
Income tax expense (benefit)	$3.2	$(3.5)	$1.2

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, cash paid for income taxes, net of refunds, by jurisdiction are as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. Federal	$—	$29.0	$—
U.S. State
California	(1.3)	—	—
Other	1.2	7.1	—
Foreign
Australia	—	—	1.3
Belgium	—	—	1.3
Brazil	1.6	—	1.5
Canada	—	—	1.9
China	—	4.0	3.5
Germany	3.1	—	2.0
India	7.0	4.1	3.6
Ireland	1.0	—	—
Italy	1.0	—	—
Spain	(1.6)	—	(1.2)
Other	4.9	9.5	4.1
	$16.9	$53.7	$18.0
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)

	Year Ended December 31, 2025
	Amount	ETR%
Statutory U.S. rate	$(206.4)	21.0%
Effect of cross-border tax laws	—	—
Tax credits	(1.2)	0.1
Nontaxable or nondeductible items
Goodwill impairment	84.0	(8.6)
Other	14.1	(1.4)
Valuation allowance	17.8	(1.8)
Other	14.9	(1.5)
State and local income taxes, net of U.S. Federal income tax effect	(5.4)	0.6
Foreign tax effects
United Kingdom
Goodwill impairment	52.6	(5.4)
Other	(4.0)	0.4
Other foreign jurisdictions	36.6	(3.7)
Worldwide changes in unrecognized tax benefits	0.2	—
Grand Total	$3.2	(0.3)%
The majority of the tax effect of state and local income taxes, net of U.S. federal income taxes results from activity in California, Massachusetts, and New Jersey.
The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Years Ended December 31,
	2024	2023
Statutory U.S. rate	21.0%	21.0%
State and local income taxes, net of U.S. Federal income tax effect	5.0	12.1
Foreign earnings taxed at rates different than the statutory U.S. rate	(1.2)	(12.6)
Permanent non-deductible items	(0.1)	(1.2)
Changes in valuation allowance	(18.7)	0.2
Employee benefits	(2.2)	(5.4)
Changes in enacted tax rates	—	—
Net tax on U.S. international income inclusions	(1.2)	(7.1)
Change in uncertain tax positions	—	(1.0)
R&D credit	0.8	8.6
Withholding tax	(1.1)	(4.9)
BEAT	—	(13.3)
Adjustment to previously capitalized expenses	(2.2)	—
Other	1.2	(0.2)
Effective rate	1.3%	(3.8)%

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Employee compensation and benefits	$13.7	$10.4
Operating lease liability	4.1	5.6
Acquisition and restructuring reserves	9.4	8.4
Interest expense carryforward	62.9	42.9
Capitalized R&D costs	11.9	22.7
Loss and credit carryforwards, net	17.2	7.3
Other	5.9	—
Total gross deferred tax assets	125.1	97.3
Less: valuation allowance	(46.8)	(28.5)
Deferred tax assets, net of valuation allowance	$78.3	$68.8

Deferred tax liabilities:
Right-of-use asset	$(2.6)	$(4.1)
Revenue recognition	(5.3)	(8.6)
Intangible assets	(148.5)	(155.1)
Outside basis difference in foreign subsidiaries	(10.2)	(3.1)
Property, plant and equipment	(3.1)	(5.9)
Other accruals	—	(8.5)
Total gross deferred tax liabilities	(169.7)	(185.3)
Net deferred tax liabilities	$(91.4)	$(116.5)
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets (“DTAs”). We have determined that the reversal of future taxable temporary differences corresponding to our deferred tax liabilities (“DTLs”) will not provide a sufficient source of income for realization of all our DTAs. Based on this evaluation, as of December 31, 2025, a valuation allowance of $43.2 has been recorded against the DTA related to Sec. 163(j) interest expense carryforward DTA. The Company will continue to monitor this situation and record a valuation allowance for the portion of its DTAs that are not expected to be realized based on the available sources of income.
The Company has U.S. Federal Net Operating Loss (“NOL”) carryforwards of $16.9 and a gross State NOL carryforward of $217.3 with $118.4 expiring between 2034 and 2045 and $98.9 having an indefinite carryforward. As of December 31, 2025, the Company has recorded a full valuation allowance of $3.6 against the DTA for these state NOLs. The Company has pre-tax foreign net operating losses of $31.2, all of which are expected to be fully realized as they either expire between 2030 and 2045 or carryforward indefinitely.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions as of December 31, 2025, 2024 and 2023:

	2025	2024	2023
Balance as of January 1	$0.4	$0.3	$1.4
Decreases related to positions taken on prior year items	(0.1)	(0.1)	(1.4)
Increases related to positions taken on current year items	0.2	0.2	0.3
Balance as of December 31	$0.5	$0.4	$0.3
It is anticipated that there will be no significant changes to the unrecognized income tax benefits within the next 12 months and therefore no significant impact on the financial position, results of operations or cash flows of the Company is expected.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions are immaterial to the financial statements for December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023 the Company did not recognize any interest and penalties expense.
As of December 31, 2025, 2024 and 2023, there are $0.5, $0.4 and $0.3, respectively, of tax benefits, including interest and penalties, that, if recognized would favorably affect the effective income tax rate. The operations of the Company are subject to income tax examination by taxing authorities in the jurisdictions where Labcorp filed income tax returns previously and jurisdictions where the Company will continue to file tax returns going forward. The Company has substantially concluded all U.S. federal income tax matters for years through 2018, while it filed as part of the Labcorp consolidated group, and it is currently under IRS examination for tax years 2019 to 2022. The Company has filed its U.S. federal tax return for 2023 and 2024 as a separate taxpayer and therefore those are the only years open to examination. The Company has substantially concluded all material state and local and separate foreign income tax matters through 2017. The Company has filed its own state and most foreign tax returns for 2023 and 2024 and is subject to examination for those years in all respective jurisdictions.
The Company has recognized a deferred tax liability for withholding taxes associated with certain intercompany notes related to the Separation. The Company has also cumulatively accrued applicable withholding taxes of $10.6 on the portion of foreign earnings that are not permanently reinvested in our foreign subsidiaries, which mostly represents 2024 and 2025 earnings.
15.    STOCK COMPENSATION PLANS
Stock Incentive Plans
Prior to the Separation, certain Company employees were covered by the Former Parent-sponsored stock compensation arrangements. The stock compensation expense for the periods prior to the Separation has been derived from the equity awards granted by Labcorp to the Company’s employees who are specifically identified in the plans, as well as an allocation of expense related to corporate employees of Labcorp. The Former Parent-sponsored stock compensation arrangements are approved under the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (the “Labcorp Plan”).
In June of 2023, Fortrea’s pre-Spin Board of Directors approved Fortrea’s Omnibus Incentive Plan and Employee Stock Purchase Plan (the “Plans”) and the post-Spin Board of Directors of Fortrea ratified the Plans by a unanimous written consent dated July 3, 2023. Under the Plans, the Company may grant incentive stock options, restricted stock units, and performance shares, as well as other forms of stock-based compensation to the Company’s employees, officers, and non-employee directors. During 2025, Fortrea’s Board of Directors approved the 2025 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan provides for, among other things, the grant of awards of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to eligible grantees as a material inducement to such grantees commencing employment with Fortrea or its affiliates.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
On July 18, 2023, all Labcorp equity incentive awards held by Fortrea employees that were outstanding on the distribution date were converted to 2.5 shares of Fortrea restricted stock units and 0.1 shares of Fortrea performance shares. Additionally, during the remainder of 2023 and in 2024, the Company granted awards under the Plans, as indicated below.
As of December 31, 2025, there are 17.5 shares authorized for issuance and 7.9 shares available for grant under Fortrea’s Omnibus Incentive Plan, 1.8 shares authorized for issuance and available for grant under the Employee Stock Purchase Plan, and 5.0 shares authorized for issuance and 2.2 shares available for grant under the Inducement Plan.
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock units (“RSUs”) is determined based on the number of shares granted and the quoted price of Fortrea’s common stock on the grant date. The grant date fair value of performance share awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total stockholder return component of the performance awards. Such value is recognized as an expense over the service period, net of estimated forfeitures and Fortrea’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. The estimation of equity awards that will ultimately vest requires judgment and Fortrea considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur.
Stock Options
The following table summarizes grants of non-qualified options made by the Company to officers, key employees, or non-employee directors under all plans. Stock options are generally granted at an exercise price equal to or greater than the fair market price per share on the date of grant. Options vest ratably over a period of 3 years on the anniversaries of the grant date and have a contractual exercise period of 10 years subject to their earlier expiration or termination. No stock options were issued in 2025 or 2024.

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	0.8	$26.52
Granted	—	—
Exercised	—	—
Cancelled	(0.8)	26.52
Outstanding at December 31, 2025	—	$—	—	$—
Exercisable at December 31, 2025	—	$—	—	$—
Restricted Stock Units and Performance Shares
The Company grants RSUs to officers, key employees, and non-employee directors. RSUs typically vest annually in equal one-third increments beginning on the first anniversary of the grant.
The Company grants performance shares to officers and key employees. Performance share awards are subject to a 3-year cliff vesting period in addition to certain revenue and adjusted EBITDA targets and a total stockholder return multiplier, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned RSU and performance share compensation is amortized to expense, when probable, over the applicable vesting periods.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
The following table shows a summary of RSU and performance share award activity for the year ended December 31, 2025:

	Number of Shares		Weighted-Average Grant Date Fair Value
	Restricted Stock Units	Performance Shares	Restricted Stock Units	Performance Shares
Outstanding at December 31, 2024	3.2	0.1	$29.10	$41.55
Granted	7.5	1.8	9.83	6.56
Vested	(3.4)	—	23.59	—
Forfeited	(0.8)	—	16.38	—
Outstanding at December 31, 2025	6.5	1.9	$13.16	$9.20
As of December 31, 2025, there was $55.5 of total unrecognized compensation cost related to non-vested restricted stock, restricted stock unit and performance share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.3 and will be included in direct costs and selling, general and administrative expenses.
All Stock Awards
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the consolidated and combined statements of operations was as follows:

	Years Ended December 31,
	2025	2024	2023
Direct costs	$57.2	$43.8	$24.4
Selling, general and administrative	17.2	13.4	15.9
Stock compensation expense	$74.4	$57.2	$40.3

Income tax benefits	$11.0	$9.1	$7.1
Of the total stock-based compensation expense recognized by the Company for the year ended December 31, 2023, $37.8 related directly to Company employees and $2.5 related to allocations of Labcorp’s corporate and shared employee stock compensation expense.
16.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The outcomes of such proceedings are inherently unpredictable and subject to significant uncertainties. When the Company determines that it has a meritorious defense to any claims asserted, the Company defends itself vigorously; however the Company also considers and enters into discussions regarding settlement of disputes, and may enter into settlement agreements, if in management’s judgment, it is in the best interest of the Company to do so. For the years ended December 31, 2025, 2024 and 2023, the Company recorded legal expenses of $1.9, $2.2 and $—, respectively, related to the settlement of legal matters initiated prior to the spin. The Company does not believe that any liabilities resulting from claims and legal actions will have a material effect on its financial condition, results of operations or cash flows.
On June 2, 2025, a purported shareholder class action complaint captioned Lucas Deslande v. Fortrea Holdings Inc., et al., No 1:25-sv-04630 was filed in the U.S. District Court for the Southern District of New York, naming the

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Company and certain of its current and former officers as defendants. The complaint alleges that defendants made omissions and misrepresentations to investors that they claim violated certain securities laws. The Construction Industry Laborers Pension Fund and City of Pontiac Reestablished General Employees Retirement System were appointed as lead plaintiffs on September 3, 2025, and the lead plaintiffs filed an amended complaint on November 10, 2025. The Company filed a motion to dismiss the amended complaint on January 28, 2026. The Company believes it has valid defenses to the claims alleged and intends to vigorously defend itself, but there is no guarantee that the Company will prevail. The case is at a very early stage and the Company is unable to estimate the possible loss or range of loss, if any, associated with this action.
It was previously disclosed that there was an issue in a customer’s trial caused by a third-party vendor not affiliated with the Company. As part of working with this customer, the Company made concessions and provided discounts and other consideration to the customer in the amount of $12.5 as part of a multi-party solution to facilitate the trials, of which $3.8 million and $8.7 million was recorded as a reduction of revenue for the years ended December 31, 2024 and 2023, respectively. There were no related reductions of revenue during the year ended December 31, 2025, as the agreed-upon amount had been satisfied.
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
17.    PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of December 31, 2025 and December 31, 2024.
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(206.7)	$(7.4)	$(1.4)	$(215.5)
Current year foreign exchange adjustments	(69.3)	—	—	(69.3)
Current year benefit plan adjustments	—	1.1	—	1.1
Unrealized gain on derivative instruments	—	—	2.9	2.9
Amounts reclassified from accumulated other comprehensive loss	—	—	(1.5)	(1.5)
Tax effect of adjustments	—	(0.2)	(0.4)	(0.6)
Balance at December 31, 2024	(276.0)	(6.5)	(0.4)	(282.9)
Current year foreign exchange adjustments	112.2	—	—	112.2
Current year benefit plan adjustments	—	1.7	—	1.7
Unrealized loss on derivative instruments	—	—	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.1)	(0.1)
Tax effect of adjustments	—	(0.5)	0.2	(0.3)
Balance at December 31, 2025	$(163.8)	$(5.3)	$(0.9)	$(170.0)
18.    PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has a U.S. defined contribution retirement plan (the “401K Plan”). Under the 401K Plan, employees can contribute a portion of their eligible earnings to the Plan and the Company makes matching contributions, depending on the terms of the plan. The 401K Plan includes an automatic enrollment at 1% which the employee can change or opt out of. On January 1, 2025, the 401K Plan was modified to provide for 100% employer match of employee contributions of 3% and 50% on the next 2% of eligible earnings. In addition to the U.S. 401K plans, there are other defined contribution plans outside of the U.S., primarily in the UK, EU and Asia-Pacific regions. Total expense for all defined contribution plans for the years ended December 31, 2025, 2024 and 2023 was $47.7, $51.4 and $53.0 respectively.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Defined Benefit Pension Plans
Company employees participate in a funded defined benefit pension plan in the United Kingdom (the “UK Plan”). The UK Plan provides benefits based on various criteria such as years of service and salary, and is closed to new entrants and the accrual of service credits is as of December 31, 2020.
Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	Years Ended December 31,
	2025	2024	2023
Service cost for benefits earned	$0.2	$0.2	$0.2
Interest cost on benefit obligation	1.8	1.7	1.6
Expected return on plan assets	(1.9)	(1.8)	(1.7)
Net amortization and deferral	0.2	0.2	0.2
Defined-benefit plan costs	$0.3	$0.3	$0.3
Service costs are the only component of net periodic benefit costs recorded within operating income.
The amounts recognized in accumulated other comprehensive loss are as follows:

	Years Ended December 31,
	2025	2024	2023
Net actuarial gain (loss) in accumulated other comprehensive loss	$1.2	$0.9	$(1.0)
Change in Projected Benefit Obligation
The change in the accumulated benefit obligation as of December 31, 2025 and December 31, 2024, is as follows:

	2025	2024
Balance at beginning of the year	$31.8	$37.6
Service cost	0.2	0.2
Interest cost	1.8	1.7
Actuarial gain	(1.0)	(6.2)
Benefits and administrative expenses paid	(2.0)	(1.0)
Foreign currency exchange rate changes	2.4	(0.5)
Balance at end of the year	$33.2	$31.8

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Change in Fair Value of Plan Assets
The change in plan assets as of December 31, 2025 and December 31, 2024, is as follows:

	2025	2024
Balances at beginning of the year	$32.9	$36.4
Business contributions	1.8	2.0
Actual return on plan assets	0.9	(3.9)
Benefits and administrative expenses paid	(2.0)	(1.0)
Foreign currency exchange rate changes	2.4	(0.6)
Fair value of plan assets at end of year	$36.0	$32.9
Change in Funded Status and Reconciliation of Amounts Recorded in the Balance Sheet
The change in the funded status of the plan and a reconciliation of such funded status to the amounts reported in the balance sheet as of December 31, 2025 and December 31, 2024, is as follows:

	2025	2024
Funded status	$2.8	$1.1

Recorded as:
Other assets	$2.8	$1.1
Other liabilities	—	—
Assumptions
Weighted average assumptions used to determine net periodic benefit costs are as follows:

	Years Ended December 31,
	2025	2024	2023
Discount rate	5.5%	4.5%	4.9%
Salary increases	N/A	N/A	N/A
Expected long term rate of return	5.8%	4.8%	5.5%
Cash balance interest credit rate	N/A	N/A	N/A
A one percentage point decrease or increase in the discount rate would have resulted in no respective increase or decrease in 2025 retirement plan expense.
Weighted average assumptions used to determine net periodic benefit obligations are as follows:

	Years Ended December 31,
	2025	2024
Discount rate	5.6%	5.5%
Salary increases	N/A	N/A
The discount rate is determined using the weighted-average yields on high-quality fixed income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligation and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the composition of plan investments, historical returns earned, and expectations about the future. Actual asset over or under performance compared to expected returns will respectively decrease or increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in pension expense of $0.3 in 2025.
The Company evaluates other assumptions periodically, such as retirement age, mortality and turnover, and updates them as necessary to reflect the Company's actual experience and expectations for the future. Differences between actual results and assumptions utilized are recorded in accumulated other comprehensive loss each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.
Plan Assets
The fair values of the assets at December 31, 2025 by asset category are as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total 2025
Cash and cash equivalents	Level 1	$—	$—	$—
Annuities	Level 3	9.6	—	9.6
Pooled investment funds		—	26.4	26.4
Total fair value		$9.6	$26.4	$36.0
The fair values of the assets at December 31, 2024, by asset category is as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total 2024
Cash and cash equivalents	Level 1	$0.9	$—	$0.9
Annuities	Level 3	9.1	—	9.1
Pooled investment funds		—	22.9	22.9
Total fair value		$10.0	$22.9	$32.9
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

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at December 31, 2023	$10.7
Actual return on plan assets	(1.6)
Balance at December 31, 2024	$9.1
Actual return on plan assets	0.5
Balance at December 31, 2025	$9.6
Investment Policies
Plan fiduciaries of various plans set investment policies and strategies, based on consultation with professional advisors, and oversee investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary strategic investment objectives are balancing investment risk and return and

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
monitoring the plan’s liquidity position in order to meet the near-term benefit payment and other cash needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.
The weighted average asset allocation of the plan assets by asset category is as follows:

December 31, 2025
Equity securities	3.7%
Debt securities	69.6%
Annuities	26.6%
Real estate	—%
Other	0.1%
The weighted average target asset allocation of the plan assets is as follows:

	December 31, 2025
Equity securities	—%	to	10.0%
Debt securities	65.0%	to	75.0%
Annuities	25.0%	to	35.0%
Real estate	—%	to	10.0%
Other	—%	to	5.0%
Pension Funding and Cash Flows
The Company expects to make approximately $2.2 in required contributions to its defined benefit pension plans during 2026. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2026, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
The estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2026	$1.4
2027	1.8
2028	1.7
2029	1.7
2030	1.9
Years 2031 to 2034	$10.8
19.    TRANSACTIONS WITH FORMER PARENT
Prior to the Separation on June 30, 2023, the consolidated and combined financial statements were prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of Labcorp. The following discussion summarizes activity between the Company and Labcorp. This activity, which occurred prior to the Separation, is included in the combined financial statements in 2023.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Allocation of General Corporate and Other Expenses
Prior to the Separation, the Company’s combined statements of operations included expenses for certain centralized functions and other programs provided and administered by Labcorp that were charged directly to the Company. In addition, for purposes of preparing these combined financial statements on a carve-out basis, a portion of Labcorp’s total corporate expenses were allocated to the Company. See Note 2, “Summary of Significant Accounting Policies” for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis. Some of these services continue to be provided by Labcorp to the Company on a temporary basis under the Transition Services Agreement with Labcorp.
The following table is a summary of corporate and other allocations:

Years Ended December 31,
2023
Direct costs	$86.6
Selling, general and administrative expenses	105.0
Restructuring and other charges	0.2
Foreign exchange gain (loss)	2.2
Total corporate and other allocations	$194.0
Included in the aforementioned amounts are $147.6 related to costs for certain centralized functions and programs provided and administered by Labcorp that were charged directly to the Company for the year ended December 31, 2023. In addition, a portion of Labcorp’s total corporate expenses were allocated to the Company for services from Labcorp. These costs were $46.4 for the year ended December 31, 2023. The allocations of foreign exchange gain (loss) represent the allocation of the results of hedging activities performed by Labcorp on behalf of the Company prior to the Separation.
The Company had arrangements with third parties where the services are subcontracted to Labcorp (and its affiliates that were not part of the transaction). The Company’s direct costs include services purchased from Labcorp for commercial contracts totaling $48.8 in 2023.
Hedging Activities
Prior to the Separation, the Company did not enter into any derivative contracts with external counterparties. However, Labcorp entered into foreign currency forward contracts with external counterparties to hedge certain foreign currency transactions with exposure predominantly to the Euro and British Pound. These contracts did not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. Earnings related to these contracts were included in the combined statements of operations as part of corporate allocations. Refer to Note 12, “Derivative Instruments and Hedging Activities” for information regarding derivative contracts entered into after Separation.

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
Net Transfers To and From Labcorp
Net transfers to and from Labcorp are included within Former Parent company investment on the consolidated and combined statements of changes in equity. The components of the transfers to and from Labcorp were as follows:

Years Ended December 31,
2023
Special Payment to Former Parent	$(1,595.0)
General financing activities	(286.8)
Corporate allocations	184.9
Stock compensation expense	10.2
Total net transfers (to) from Former Parent	$(1,686.7)
20.    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2025	2024	2023
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$91.2	$109.6	$45.1
Income taxes, net of refunds	16.9	53.7	18.0
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	0.6	(0.5)	(1.3)
Fair value of contingent consideration related to the sale of assets	—	39.6	—
Disclosure of non-cash transfers to (from) Former Parent:
Change in right-of-use lease assets	—	—	13.9
Change in property, plant and equipment net	—	—	(27.7)
21.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the years ended December 31, 2025, 2024 and 2023. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea Chief Executive Officer has been identified as the CODM.
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

FORTREA HOLDINGS INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)
In accordance with ASU 2023-07, Improvements to Reportable Segment Disclosures, significant expenses included within segment operating income have been assessed and disclosed in the table below. Segment asset information is not presented because it is not used by the CODM at the segment level.
Through the Spin, the combined statements of operations included costs for certain centralized functions and programs provided and administered by Labcorp that were charged directly to the Company. These centralized functions and programs included, but were not limited to legal, tax, treasury, risk management, sales expenses, information technology, human resources, finance, supply chain, executive leadership and stock-based compensation. These additional allocations are reported as “Corporate costs not included in segment operating income” in the table below. After the Separation, corporate costs not included in the segment operating income measure provided to the CODM are included within “Corporate costs not included in segment operating income.”
Segment operating income for the years ended December 31, 2025, 2024 and 2023 is reconciled to loss from continuing operations before income taxes as follows:

	Years Ended December 31,
	2025	2024	2023
Revenues	$2,723.4	$2,696.4	$2,842.5
Less:
Pass through costs	1,027.6	939.4	976.4
Direct costs	1,191.4	1,221.7	1,275.4
Selling, general and administrative expenses	397.3	415.8	392.3
Depreciation	19.7	24.5	28.6
Segment operating income	87.4	95.0	169.8
Corporate costs not included in segment operating income	59.7	146.0	55.9
Amortization	58.3	60.8	60.7
Goodwill and other asset impairments	797.9	—	—
Restructuring and other charges	44.1	50.1	21.2
Operating (loss) income	(872.6)	(161.9)	32.0
Interest expense	(91.4)	(123.8)	(69.7)
Foreign exchange (loss) gain	(26.9)	(10.6)	0.3
Other, net	7.9	21.3	6.9
Loss from continuing operations before income taxes	$(983.0)	$(275.0)	$(30.5)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of our internal controls may vary over time.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report, were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation and filing of this Annual Report on Form 10-K, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Management conducted this assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation and the criteria established in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025, based on the specified criteria.

Deloitte and Touche LLP, an independent registered public accounting firm, who audited and reported on the consolidated and combined financial statements of the Company included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in its report, which is included herein immediately preceding the Company’s audited consolidated and combined financial statements. See “Report of Independent Registered Public Accounting Firm” which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 24, 2026, the Company entered into an amendment (the “RPA Amendment”) to modify its Receivables Purchase Agreement dated as of May 6, 2024, as amended (as so amended and as further amended by the RPA Amendment, the “Receivables Purchase Agreement”), by and among Fortrea Receivables LLC, a special purpose entity (the “SPE”), Fortrea Inc., as servicer, PNC Bank, National Association, as administrative agent (the “Administrative Agent”), PNC Capital Markets LLC, as structuring agent, and the purchasers from time to time party thereto (the “Purchasers”). Under the Receivables Purchase Agreement, the SPE has and can, from time to time, sell accounts receivable and certain related assets to the Purchasers in exchange for investments of capital. Among other things, the RPA Amendment extends the scheduled termination date to February 23, 2029, and grants certain rights to the Administrative Agent upon notice following an adverse change in the Company’s credit rating by either of two specified rating agencies. The Receivables Purchase Agreement will continue to include certain funding conditions, customary representations and warranties, affirmative and negative covenants, servicing obligations, indemnification provisions, and events of default permitting the acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain events. The foregoing description of the RPA Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed herewith as Exhibit 10.30 and the terms of which are incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the definitive proxy statement of Fortrea related to its 2026 annual meeting of stockholders to be filed no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2026 Proxy Statement under the sections captioned “2025 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item will be included in the 2026 Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item will be included in the 2026 Proxy Statement under the sections captioned “Certain Relationships and “Director Independence” and is incorporated herein by reference thereto.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the 2026 Proxy Statement under the sections captioned “Independent Registered Public Accounting Firm Fees and Other Matters” and “Audit Committee Pre-Approval Policy and Procedures” and is incorporated herein by reference thereto.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1) and (2) Financial Statements and Schedules
See "Index to Consolidated Financial Statements and Financial Statements Schedules" at Pat II, Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3) and Item 15(b) Exhibits

			INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.		8-K	001-41704	2.1	3-Jul-23
3.1	Amended and Restated Certificate of Incorporation of Fortrea Holdings Inc.		8-K	001-41704	3.1	3-Jul-23
3.2	Amended and Restated By-Laws of Fortrea Holdings Inc.		8-K	001-41704	3.2	3-Jul-23
3.3	Certificate of Designations of Series A Preferred Stock of Fortrea Holdings Inc., as filed with the Secretary of State of the State of Delaware on June 12, 2025		8-K	001-41704	3.1	12-Jun-25
4.1	Indenture, dated June 27, 2023, among Fortrea Holdings Inc., as issuer, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Trust Company, National Association, as collateral agent, relating to Fortrea Holding Inc.’s 7.500% Senior Secured Notes due 2030.		8-K	001-41704	4.1	30-Jun-23
4.2	Form of 7.500% Senior Secured Notes due 2030 (included in Exhibit 4.1).		8-K	001-41704	4.2	30-Jun-23
4.3	Supplemental Indenture, dated June 30, 2023, among Fortrea Holdings Inc., as issuer, the Initial Subsidiary Guarantors (as defined in the Indenture), as guarantors, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Trust Company, National Association, as collateral agent, relating to Fortrea Holding Inc.’s 7.500% Senior Secured Notes due 2030.		8-K	001-41704	4.1	3-Jul-23
4.4	Rights Agreement, dated as of June 11, 2025, between Fortrea Holdings Inc. and Equiniti Trust Company, LLC as rights agent.		8-K	001-41704	4.1	12-Jun-25
4.5	Description of securities.	X

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
	10-Q	001-41704	10.3	12-Aug-24
10.3
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
	10-K	001-41704	10.26	3-Mar-25

10.4	Receivables Purchase Agreement, dated as of May 6, 2024, among Fortrea Receivables LLC, Fortrea Inc., PNC Bank, National Association, PNC Capital Markets LLC and the purchasers from time to time party thereto.	10-Q	001-41704	10.1	12-Aug-24
10.5	Sale and Contribution Agreement, dated as of May 6, 2024, among Fortrea Inc., as Originator and Servicer, and Fortrea Receivables LLC, as Buyer.	10-Q	001-41704	10.2	12-Aug-24
10.6	Tax Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.1	3-Jul-23
10.7	Employee Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	8-K	001-41704	10.2	3-Jul-23
10.8	Clinical Development and Laboratory Services Agreement, dated May 1, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc.	10-12B/A	001-41704	10.4	2-Jun-23
10.9	Fortrea Holdings Inc. 2023 Omnibus Incentive Plan.(as amended and restated).*	10-Q	001-41704	10.5	6-Aug-25
10.10	Amended and Restated Fortrea Holdings Inc. 2025 Inducement Award Plan.*	S-8	333- 289976	99.1	29-Aug-25
10.11	Form of Restricted Stock Unit Agreement (2025 Inducement Award Plan).*	10-Q	001-41704	10.7	6-Aug-25
10.12	Form of Performance Share Unit Agreement (2025 Inducement Award Plan).*	10-Q	001-41704	10.8	6-Aug-25
10.13	Fortrea Holdings Inc. Employee Stock Purchase Plan.*	8-K	001-41704	10.5	3-Jul-23
10.14	Form of Option Agreement.*	8-K	001-41704	10.6	3-Jul-23
10.15	Offer Letter, effective as of August 4, 2025, between Fortrea Holdings Inc. and Anshul Thakral.*	10-Q	001-41704	10.1	6-Aug-25
10.16	Offer Letter, effective as of May 13, 2025, between Fortrea Holdings Inc. and Peter M. Neupert.*	10-Q	001-41704	10.2	6-Aug-25
10.17	Consulting Agreement, effective as of May 13, 2025, between Fortrea Holdings Inc. and Thomas Pike.	10-Q	001-41704	10.3	6-Aug-25
10.18	Executive Employment Agreement by and between Thomas H. Pike and Laboratory Corporation of America dated January 4, 2023.*	10-12B/A	001-41704	10.5	2-Jun-23
10.19	Restricted Stock Unit Award Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike.*	8-K	001-41704	10.1	21-Aug-23

10.20	First Amendment dated September 13, 2024 to the Restricted Stock Unit Award Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike.*		10-Q	001-41704	10.3	8-Nov-24
10.21	Non-Qualified Option Agreement dated August 17, 2023 between Fortrea Holdings Inc. and Thomas Pike*		8-K	001-41704	10.2	21-Aug-23
10.22	Master Senior Executive Severance Plan.*		10-Q	001-41704	10.4	6-Aug-25
10.23	Fortrea Inc. Nonqualified Deferred Compensation Plan.*		10-12B/A	001-41704	10.9	2-Jun-23
10.24	Letter Agreement, dated May 21, 2023, by and between Laboratory Corporation of America Holdings and Jill McConnell.*		10-K	001-41704	10.16	13-Mar-24
10.25	Letter Agreement, dated May 21, 2023, by and between Laboratory Corporation of America Holdings and Mark Morais.*		10-K	001-41704	10.17	13-Mar-24
10.26	Non-Employee Director Compensation Policy.*		10-K	001-41704	10.20	13-Mar-24
10.27	Form of Non-Employee Director Restricted Stock Unit Agreement.*		10-K	001-41704	10.21	13-Mar-24
10.28	Form of Performance Share Unit Agreement (2023 Omnibus Incentive Plan).*		10-Q	001-41704	10.2	8-Nov-24
10.29	Form of Restricted Stock Unit Agreement (2023 Omnibus Incentive Plan).*		10-Q	001-41704	10.1	8-Nov-24
10.30	Second Amendment to the Receivables Purchase Agreement, dated as of February 24, 2026, by and among Fortrea Receivables LLC, Fortrea Inc., PNC Bank, National Association, and PNC Capital Markets LLC.	X
19	Fortrea Insider Trading Policy.		10-K	001-41704	19	13-Mar-24
21	List of Subsidiaries of the Company.	X
23.1	Consent of Deloitte & Touche, an independent registered accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Policy Relating to Recovery of Erroneously Awarded Compensation.		10-K	001-41704	97	13-Mar-24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X
* Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTREA HOLDINGS INC.
(Registrant)

By:	/s/ JILL McCONNELL
Name: Jill McConnell
Chief Financial Officer (On behalf of the Registrant and as Chief Financial Officer)
Date: February 26, 2026

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Fortrea Holdings Inc. do hereby constitute and appoint Anshul Thakral and Jill McConnell, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ANSHUL THAKRAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Anshul Thakral

/s/ JILL McCONNELL	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Jill McConnell

/s/ ROBERT PARKS	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Robert Parks

/s/ PETER M. NEUPERT	Director and Chairman of the Board	February 26, 2026
Peter M. Neupert

/s/ EDWARD PESICKA	Director	February 26, 2026
Edward Pesicka

/s/ AMRIT RAY, M.D.	Director	February 26, 2026
Amrit Ray, M.D.

/s/ ERIN L RUSSELL	Director	February 26, 2026
Erin L Russell

/s/ MACHELLE SANDERS	Director	February 26, 2026
Machelle Sanders

/s/ WILLIAM SHARBAUGH	Director	February 26, 2026
William Sharbaugh

/s/ DAVID SMITH	Director	February 26, 2026
David Smith