Form 10-Q
period 2026-03-31
Fortrea Holdings Inc.
filed 2026-05-05
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

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

INDEX
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 94.6 million shares of common stock as of May 1, 2026.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$147.5	$174.6
Accounts receivable and unbilled services, net	619.6	589.7
Prepaid expenses and other	114.4	132.9
Total current assets	881.5	897.2
Property, plant and equipment, net	157.1	149.5
Goodwill, net	950.8	960.0
Intangible assets, net	601.7	622.0
Deferred income taxes	6.2	6.2
Other assets, net	86.1	80.8
Total assets	$2,683.4	$2,715.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70.8	$29.7
Accrued expenses and other current liabilities	357.3	395.8
Unearned revenue	481.3	473.8
Current portion of long-term debt	10.9	4.8
Short-term operating lease liabilities	8.8	9.2
Total current liabilities	929.1	913.3
Long-term debt, less current portion	1,042.6	1,048.0
Operating lease liabilities	55.7	54.0
Deferred income taxes and other tax liabilities	92.3	97.6
Other liabilities	37.8	39.3
Total liabilities	2,157.5	2,152.2
Commitments and contingent liabilities (Note 8)
Equity
Common stock, 94.6 and 93.1 shares outstanding at March 31, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	2,128.0	2,116.6
Accumulated deficit	(1,406.8)	(1,383.2)
Accumulated other comprehensive loss	(195.4)	(170.0)
Total equity	525.9	563.5
Total liabilities and equity	$2,683.4	$2,715.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$636.5	$651.3
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	512.9	534.8
Selling, general and administrative expenses, exclusive of depreciation and amortization	100.5	121.8
Depreciation and amortization	19.8	19.5
Goodwill and other asset impairments	—	488.8
Restructuring and other charges	6.7	6.5
Total costs and expenses	639.9	1,171.4
Operating loss	(3.4)	(520.1)
Other income (expense):
Interest expense	(19.1)	(22.3)
Foreign exchange gain (loss)	9.7	(5.6)
Other, net	0.5	—
Loss before income taxes	(12.3)	(548.0)
Income tax expense	11.3	14.9
Net loss	$(23.6)	$(562.9)

Earnings (loss) per common share
Basic and diluted	$(0.25)	$(6.25)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(23.6)	$(562.9)
Foreign currency translation adjustments	(25.9)	45.2
Unrealized gain (loss) on derivative instruments	0.6	(0.7)
Other comprehensive (loss) income before tax	(25.3)	44.5
(Provision) benefit for income tax related to items of comprehensive income	(0.1)	0.2
Other comprehensive (loss) income, net of tax	(25.4)	44.7
Comprehensive loss	$(49.0)	$(518.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2025	93.1	$0.1	$2,116.6	$(1,383.2)	$(170.0)	$563.5
Net loss	—	—	—	(23.6)	—	(23.6)
Other comprehensive loss, net of tax	—	—	—	—	(25.4)	(25.4)
Stock compensation	—	—	11.4	—	—	11.4
Issuance of common stock under employee stock plan	1.5	—	—	—	—	—
Balance at March 31, 2026	94.6	$0.1	$2,128.0	$(1,406.8)	$(195.4)	$525.9

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	89.7	$0.1	$2,042.2	$(397.0)	$(282.9)	$1,362.4
Net loss	—	—	—	(562.9)	—	(562.9)
Other comprehensive income, net of tax	—	—	—	—	44.7	44.7
Stock compensation	—	—	14.6	—	—	14.6
Issuance of common stock under employee stock plan	0.8	—	—	—	—	—
Balance at March 31, 2025	90.5	$0.1	$2,056.8	$(959.9)	$(238.2)	$858.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23.6)	$(562.9)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	19.8	19.5
Stock compensation	11.4	14.6
Credit loss expense	3.0	4.5
Operating lease right-of-use asset expense	2.0	3.0
Operating lease right-of-use asset impairment	—	3.2
Goodwill and other asset impairments	—	488.8
Deferred income taxes	(4.0)	(6.6)
Unrealized foreign exchange movements	(8.2)	9.4
Other, net	0.4	0.3
Changes in assets and liabilities:
Increase in accounts receivable and unbilled services, net	(33.7)	(70.5)
Decrease in prepaid expenses and other	11.4	17.6
Increase (decrease) in accounts payable	41.3	(28.4)
Increase in deferred revenue	6.6	10.4
Decrease in accrued expenses and other	(43.4)	(27.1)
Net cash used for operating activities	(17.0)	(124.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.0)	(2.9)
Proceeds from sale of business, net	—	19.0
Net cash (used for) provided by investing activities	(8.0)	16.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	166.5
Payments on revolving credit facilities	—	(77.5)
Debt issuance costs	—	(0.6)
Net cash provided by financing activities	—	88.4
Effect of exchange rate changes on cash and cash equivalents	(2.1)	2.8
Net change in cash and cash equivalents	(27.1)	(16.9)
Cash and cash equivalents at beginning of period	174.6	118.5
Cash and cash equivalents at end of period	$147.5	$101.6

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
On March 9, 2024, the Company, together with its wholly-owned subsidiary, Fortrea Inc., entered into an Asset Purchase Agreement with Endeavor Buyer LLC, an affiliate of Arsenal Capital Partners, to sell the operations of Fortrea Patient Access Inc. and its subsidiaries and Endpoint Clinical, Inc. and its subsidiaries; which are all collectively referred to as the Enabling Services Segment (the “Transaction”). The final adjusted purchase price for the Transaction was $340.0, subject to customary purchase price adjustments, with $295.0 paid at closing and $45.0 to be paid upon achievement of certain transition-related milestones. The Transaction closed during the second quarter of 2024. The first milestone payment in the amount of $20.0 was received in the first quarter of 2025. The second and final milestone payment in the amount of $25.0 was received in the third quarter of 2025.
Reportable Segment
The Company manages its business in one reportable segment, Clinical Services, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The Company’s chief operating decision maker allocates resources and assesses performance for the Clinical Services segment. For further financial information about the segment, see Note 13, “Business Segment Information”.
Unaudited Interim Financial Information
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Substantially all of the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of March 31, 2026, one pharmaceutical customer accounted for 18.5% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2025, one pharmaceutical customer accounted for approximately 18.3% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended March 31, 2026, one customer accounted for approximately 17.2% of revenues. For the three months ended March 31, 2025, one customer accounted for 15.4% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Recently Issued and Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The new guidance requires disclosure of certain costs and expenses in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
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
.
2.    REVENUES
The Company’s revenues by geography for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$296.8	$213.9	$125.8	$636.5	$309.5	$200.3	$141.5	$651.3

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	March 31, 2026	December 31, 2025
Sales commission assets	$21.5	$21.4
Deferred contract costs	0.3	0.4
Total	$21.8	$21.8
Amortization related to sales commission assets for the three months ended March 31, 2026 and 2025 was $3.3 and $3.1, respectively. Amortization related to deferred contract costs for the three months ended March 31, 2026 and 2025 was $0.1 and $0.2, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	March 31, 2026	December 31, 2025
Accounts receivable	$129.0	$113.6
Unbilled services	527.5	517.3
Less: allowance for credit losses	(36.9)	(41.2)
Total	$619.6	$589.7

Unearned revenue	$481.3	$473.8
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $154.9 and $88.7 for the three months ended March 31, 2026 and 2025, respectively. Additionally, as of the quarter ended March 31, 2026, the Company had sold $300.0 of receivables as described in the Receivables Securitization Program section below.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The rollforward for the allowance for credit losses for the three months ended March 31, 2026 is as follows:

Allowance for credit losses as of December 31, 2025	$41.2
Credit loss expense	3.0
Write-offs	(7.3)
Allowance for credit losses as of March 31, 2026	$36.9
Performance Obligations Under Long-Term Contracts
As of March 31, 2026, approximately $4,615.6 of revenues are expected to be recognized from remaining performance obligations. The Company expects to recognize approximately 27% of the existing performance obligations as of March 31, 2026 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
During the three months ended March 31, 2026, there were reductions of approximately $1 in revenue related to performance obligations partially satisfied in previous periods. The change was associated with both changes in estimated effort to complete customer contract obligations of $(5) and changes in scope or price of $4.
During the three months ended March 31, 2025, there were reductions of approximately $16 in revenue related to performance obligations partially satisfied in previous periods. The majority of the change was associated with changes in scope or price of $(13) and a smaller portion related to changes in estimated effort to complete customer contract obligations of $(3).
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
As of March 31, 2026, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total costs associated with the sale were $4.7 and $4.4 for the three months ended March 31, 2026 and 2025, respectively, and are included within selling, general and administrative costs in the condensed consolidated statements of operations.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
3.    RESTRUCTURING AND OTHER CHARGES
In the fourth quarters of 2024 and 2025, the Company approved restructuring plans to streamline its operations and eliminate redundant positions. These plans, which relate primarily to severance benefits, were accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits. Action under these restructuring plans are expected to continue through 2026.
The following represents the Company’s restructuring accrual activities for the periods indicated:

	Severance and Other Employee Costs	Facility and Other Costs	Total
Balance as of December 31, 2025	$22.9	$0.5	$23.4
Restructuring charges	4.6	1.0	5.6
Cash payments and other adjustments	(16.7)	(1.0)	(17.7)
Balance as of March 31, 2026	$10.8	$0.5	$11.3

	Severance and Other Employee Costs	Facility and Other Costs	Total
Balance as of December 31, 2024	$23.1	$0.6	$23.7
Restructuring charges	1.2	0.6	1.8
Cash payments and other adjustments	(10.2)	(0.6)	(10.8)
Balance as of March 31, 2025	$14.1	$0.6	$14.7
The restructuring liabilities are current as of March 31, 2026 and December 31, 2025 and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
4.    EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units (“RSUs”), and performance stock units (“PSUs”).
The following represents the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2026			2025
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) per share:
Net earnings (loss)	$(23.6)	93.6	$(0.25)	$(562.9)	90.1	$(6.25)
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Employee stock options and awards	0.6	2.5
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	4.5	1.1
5.    GOODWILL
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
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 and 2025 are as follows:

	March 31, 2026	March 31, 2025
Balance as of December 31	$960.0	$1,710.4
Impairment	—	(488.8)
Foreign currency impact and other adjustments to goodwill	(9.2)	20.9
Balance as of March 31	$950.8	$1,242.5

6.    DEBT
The current portion of long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
Current portion of senior secured term loan A facility due 2028	$11.0	$4.8
Debt issuance discount and fees	(0.1)	—
Total short-term borrowings and current portion of long-term debt	$10.9	$4.8
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
7.5% senior notes due 2030	$494.3	$494.3
Senior secured term loan A due 2028	406.3	412.5
Senior secured term loan B due 2030	154.7	154.7
Debt issuance discount and fees	(12.7)	(13.5)
Total long-term debt	$1,042.6	$1,048.0
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The Company drew on the term loan A and term loan B on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of March 31, 2026, the effective interest rate on the term loan A and term loan B was 5.67% and 7.17%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company’s current revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the effective interest rate on the revolving credit facility was 5.67%, assuming a one-month interest election. There is an annual agency fee associated with the Credit Agreement ($0.1 paid in quarterly installments) and a variable commitment fee associated with the revolving credit facility based on the Company’s Total Leverage Ratio as defined under the Credit Agreement. As of March 31, 2026, the commitment fee was 0.30% (per annum and paid quarterly). The credit facility matures on June 30, 2028.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On February 28, 2025, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at March 31, 2026 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		March 31, 2026		December 31, 2025
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$(0.6)	$—	$(1.2)
	Other liabilities	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$0.9	$—	$0.3	$—
	Other current liabilities	—	(0.6)	—	(0.6)
The notional amounts of the Company’s interest rate swaps and foreign currency forward contracts were $150.0 and $316.5 as of March 31, 2026 and $150.0 and $305.7 as of December 31, 2025, respectively.
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated statements of comprehensive loss:

	Pre-Tax Gain (Loss) Included in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$0.4	$(0.7)
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in the condensed consolidated statements of operations:

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		Three Months Ended March 31,
	Statement of Operations Classification	2026	2025
Interest rate swaps	Interest expense	$0.2	$—
The estimated amount of pre-tax net losses included in other comprehensive (loss) income that is expected to be reclassified into earnings over the twelve months following March 31, 2026, is $0.6.
Refer to Note 9, “Preferred Stock and Common Shareholders' Equity” for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the gain for derivative contracts not designated as hedges included in the Company’s condensed consolidated statements of operations:

		Gain on Derivatives Recognized in Earnings
		Three Months Ended March 31,
	Statement of Operations Classification	2026	2025
Foreign currency forward contracts	Foreign exchange gain (loss)	$0.6	$0.4

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
8.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The outcomes of such proceedings are inherently unpredictable and subject to significant uncertainties. When the Company determines that it has a meritorious defense to any claims asserted, the Company defends itself vigorously; however the Company also considers and enters into discussions regarding settlement of disputes, and may enter into settlement agreements, if in management’s judgment, it is in the best interest of the Company to do so. For the three months ended March 31, 2025, the Company recorded legal expenses of $1.9 related to the settlement of legal matters initiated prior to the spin. Legal settlement expenses for the three months ended March 31, 2026 were not significant. The Company does not believe that any liabilities resulting from claims and legal actions will have a material effect on its financial condition, results of operations or cash flows.
On June 2, 2025, a purported shareholder class action complaint captioned Lucas Deslande v. Fortrea Holdings Inc., et al., No 1:25-sv-04630 was filed in the U.S. District Court for the Southern District of New York, naming the Company and certain of its current and former officers as defendants. The complaint alleges that defendants made omissions and misrepresentations to investors that they claim violated certain securities laws. The Construction Industry Laborers Pension Fund and City of Pontiac Reestablished General Employees Retirement System were appointed as lead plaintiffs on September 3, 2025, and the lead plaintiffs filed an amended complaint on November 10, 2025. The Company filed a motion to dismiss the amended complaint on January 28, 2026. Lead plaintiffs filed their opposition to the Company’s motion to dismiss on March 19, 2026. The Company filed its reply to the lead plaintiff’s opposition to the Company’s motion to dismiss on April 9, 2026. The Company believes it has valid defenses to the claims alleged and intends to vigorously defend itself, but there is no guarantee that the Company will prevail. The case is at a very early stage and the Company is unable to estimate the possible loss or range of loss, if any, associated with this action.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
9.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of March 31, 2026 and December 31, 2025.
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
Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will expire at the close of business on June 10, 2026, unless terminated earlier.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(163.8)	$(5.3)	$(0.9)	$(170.0)
Current quarter foreign exchange adjustments	(25.9)	—	—	(25.9)
Unrealized gain on derivative instruments	—	—	0.4	0.4
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Tax effect of adjustments	—	—	(0.1)	(0.1)
Balance at March 31, 2026	$(189.7)	$(5.3)	$(0.4)	$(195.4)

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(276.0)	$(6.5)	$(0.4)	$(282.9)
Current quarter foreign exchange adjustments	45.2	—	—	45.2
Unrealized loss on derivative instruments	—	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Tax effect of adjustments	—	—	0.2	0.2
Balance at March 31, 2025	$(230.8)	$(6.5)	$(0.9)	$(238.2)
10.    INCOME TAXES
For the three months ended March 31, 2026 and 2025, the Company recognized income tax expenses of $11.3 and $14.9, respectively, which resulted in effective tax rates of (91.9)% and (2.7)%, respectively. The effective tax rate for the three months ended March 31, 2026 was lower than the Company’s statutory tax rate primarily due to an increase in valuation allowance, non-deductible compensation expenses, earnings taxed in jurisdictions with higher tax rates and withholding taxes for 2026 non-US earnings that are not permanently reinvested. For the three months ended March 31, 2025, the Company’s effective tax rate was primarily impacted by impairment of goodwill with no tax benefit, an increase in valuation allowance, Base Erosion and Anti-Abuse Tax (“BEAT”), non-deductible compensation expense, and withholding taxes on non-U.S. earnings that are not permanently reinvested.
On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “Tax Act”) was signed into law. The Tax Act includes substantial changes to the U.S. federal tax code and broader fiscal policy for tax year 2025 and forward. The Company has recorded any applicable impacts to its three months ended March 31, 2026 tax provision.
11.    STOCK COMPENSATION PLANS
The Company granted 1.9 and 0.9 of restricted stock units and performance stock units, respectively, during the three months ended March 31, 2026 with weighted average grant date fair values of $9.57 and $11.66 per share.
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated statements of operations were as follows:

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Direct costs	$8.1	$11.6
Selling, general and administrative expenses	3.3	3.0
Total stock compensation expense	$11.4	$14.6

Income tax benefits	$1.9	$2.3

12.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2026	2025
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$23.4	$34.2
Income taxes, net of refunds	3.7	5.4
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	3.1	—
13.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2026 and 2025. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea Chief Executive Officer has been identified as the CODM.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Segment operating income for the three months ended March 31, 2026 and 2025 is reconciled to loss before income taxes as follows:

	Three Months Ended March 31,
	2026	2025
Revenues	$636.5	$651.3
Less:
Pass through costs	229.9	239.9
Direct costs	282.9	294.1
Selling, general and administrative expenses	89.1	104.8
Depreciation	5.2	5.0
Segment operating income	29.4	7.5
Corporate costs not included in segment operating income	11.5	17.8
Amortization	14.6	14.5
Goodwill and other asset impairments	—	488.8
Restructuring and other charges	6.7	6.5
Operating loss	(3.4)	(520.1)
Interest expense	(19.1)	(22.3)
Foreign exchange gain (loss)	9.7	(5.6)
Other, net	0.5	—
Loss before income taxes	$(12.3)	$(548.0)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
The following discussion and analysis is intended to provide a summary of significant factors relevant to the financial performance and condition of Fortrea Holdings Inc., which we refer to in this discussion and analysis as “Fortrea,” the “Company,” “our” and “we”. Prior to the spin-off which was completed on June 30, 2023 (the “Spin” or “the Separation”), Fortrea existed and functioned as part of Labcorp Holdings Inc., which we refer to in this discussion and analysis as “Labcorp” or “Former Parent.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated and combined financial statements and corresponding notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) and our unaudited condensed consolidated financial statements and corresponding notes in Item 1. “Financial Statements.”
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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in the “Risk Factors” Section of our Form 10-K, as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: our dependence on third parties generally to provide services critical to our businesses; our ability to successfully implement our business strategies and execute our long-term value creation strategy; the possibility that Delaware law, our organizational documents, our stockholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover; risks and expenses associated with our international operations including but not limited to currency fluctuations and trade policies; our customer or therapeutic area concentrations; our adoption and use of technology within our business and the risks that we may not be able to capture the anticipated benefits of such technology or that such technology may have negative effects; the outcome and impact of pending or future litigation; any deterioration in the macroeconomic environment, particularly within the pharmaceutical and biotechnology industries, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate over a specified period of time, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; and other factors described in the Form 10-K and from time to time in documents that we file with the SEC.
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
Our team of approximately 14,000 employees is able to conduct operations in approximately 100 countries and delivers comprehensive phase I – IV clinical trial management, clinical pharmacology, and consulting services for our customers. Our offering is scaled to deliver focused and agile solutions to customers globally, streamlining the biopharmaceutical product and medical device development process.

Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog amounts that have been recognized as revenue in our statements of operations. Our backlog was $7.8 billion as of March 31, 2026.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance. The Company defines organic growth as the change in revenues and direct costs excluding the year over year impact of foreign currency translation.
Revenues

	Three Months Ended March 31,
	2026	2025	Change
Revenues	$636.5	$651.3	(2.3)%
The Company’s revenues for the three months ended March 31, 2026 were $636.5, a decrease of 2.3% from revenues of $651.3 in the corresponding period in 2025. The change in revenues was due to a decrease in organic revenues of 3.2% and favorable foreign currency translation of 0.9%. The 3.2% decrease in organic revenues was due to lower pass through costs as well as lower demand for our functional service provider business. These decreases were partially offset by an increase in full service revenue, driven by an increase in net new business.
Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2026	2025	Change
Direct costs	$512.9	$534.8	(4.1)%
Direct costs as a % of revenues	80.6%	82.1%
Direct costs consist primarily of payroll and related benefits for project-related employees, reimbursable expenses (pass through costs), information technology costs, and other direct costs.
Direct costs decreased 4.1% during the three months ended March 31, 2026 as compared with the corresponding period in 2025. The change in direct costs was due to a decrease in organic direct costs of 6.3% and unfavorable foreign currency translation of 2.2%. Direct costs decreased as a percentage of revenues to 80.6% during the three months ended March 31, 2026 as compared to 82.1% in the corresponding period in 2025. The 6.3% decrease in organic direct costs was primarily due to lower pass through and stock-based compensation costs, as well as lower personnel costs, including the benefit of restructuring actions. These decreases were partially offset by a year over year increase in variable compensation expense.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2026	2025	Change
Selling, general and administrative expenses	$100.5	$121.8	(17.5)%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Selling, general and administrative expenses decreased by 17.5% during the three months ended March 31, 2026 as compared with the corresponding period in 2025. The decrease was primarily due to lower information technology and personnel costs, including the benefit of restructuring actions. These decreases were partially offset by a year over year increase in variable compensation expense.
Depreciation Expense

	Three Months Ended March 31,
	2026	2025	Change
Depreciation expense	$5.2	$5.0	4.0%
The change in depreciation expense for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was not significant.
Amortization Expense

	Three Months Ended March 31,
	2026	2025	Change
Amortization of intangibles and other assets	$14.6	$14.5	0.7%
The change in amortization of intangibles and other assets during the three months ended March 31, 2026, as compared to the corresponding period in 2025, was not significant.
Goodwill and Other Asset Impairments

	Three Months Ended March 31,
	2026	2025	Change
Goodwill and other asset impairments	$—	$488.8	nm
There were no goodwill and other asset impairments for the three months ended March 31, 2026. Goodwill impairment for the three months ended March 31, 2025 was $488.8 and was specific to the Clinical Development reporting unit.

Restructuring and Other Charges

	Three Months Ended March 31,
	2026	2025	Change
Restructuring and other charges	$6.7	$6.5	3.1%
The change in restructuring and other charges for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was not significant.
Interest Expense

	Three Months Ended March 31,
	2026	2025	Change
Interest expense	$19.1	$22.3	(14.3)%
The decrease in interest expense for the three months ended March 31, 2026, as compared with the corresponding period in 2025, was due to lower average debt outstanding during the first quarter of 2026, driven by the repurchase of $75.7 of senior secured notes in 2025 and zero borrowing on the revolver in the quarter, as well as lower effective interest rates on term loan A and term loan B.
Foreign Exchange Gain (loss)

	Three Months Ended March 31,
	2026	2025	Change
Foreign exchange gain (loss)	$9.7	$(5.6)	(273.2)%
The change in foreign exchange gain (loss) for the three months ended March 31, 2026 compared to the foreign exchange gain (loss) for three months ended March 31, 2025, was primarily due to the fluctuations in the U.S. Dollar against the British Pound and the Euro.
Other, net

	Three Months Ended March 31,
	2026	2025	Change
Other, net	$0.5	$—	nm
The change in other, net for the three months ended March 31, 2026, as compared with the corresponding period in 2025, was not significant.
Income Tax Expense

	Three Months Ended March 31,
	2026	2025
Income tax expense	$11.3	$14.9
Income tax expense as a % of loss before tax	(91.9)%	(2.7)%
For the three months ended March 31, 2026, the Company's effective tax rate was (91.9)% compared to (2.7)% for the corresponding period in 2025. The fluctuation was primarily due to goodwill impairment with no associated tax benefit and BEAT for the three months ended March 31, 2025 and the impact of valuation allowance primarily related to expected interest deductibility limitations for the three months ended March 31, 2026.

Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 6, “Debt” to our condensed consolidated financial statements. As of March 31, 2026, there was no balance outstanding on the Company’s revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing. The maximum revolver borrowing outstanding was $— and $98.5 during the three months ended March 31, 2026 and 2025, respectively.
On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity, which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of March 31, 2026, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet.
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
Cash Flows for the three months ended March 31, 2026 and 2025
In summary, the Company’s cash flows were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash used for operating activities	$(17.0)	$(124.2)
Net cash (used for) provided by investing activities	(8.0)	16.1
Net cash provided by financing activities	—	88.4
Effect of exchange rate changes on cash and cash equivalents	(2.1)	2.8
Net change in cash and cash equivalents	$(27.1)	$(16.9)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2026 and 2025 totaled $147.5 and $101.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the three months ended March 31, 2026, the Company’s operations used $17.0 of cash as compared to $124.2 of cash used by operations during the three months ended March 31, 2025. The decrease in cash used of $107.2 for the three months ended March 31, 2026 was primarily due to an increase in cash received from accounts receivable, a decrease in cash used for accounts payable, and an increase in net income exclusive of non-cash goodwill and other asset impairments. These cash increases were partially offset by higher use of cash for accrued expenses, including variable compensation.

Cash Flows from Investing Activities
Net cash used for investing activities for the three months ended March 31, 2026 was $8.0 as compared to net cash provided by investing activities of $16.1 for the three months ended March 31, 2025. The $24.1 decrease in net cash (used for) provided by investing activities for the three months ended March 31, 2026 was primarily due to receipt of the first milestone payment related to the sale of the Enabling Services Segment during the three months ended March 31, 2025 and a period over period increase in capital expenditures. Capital expenditures were $8.0 and $2.9 for the three months ended March 31, 2026 and 2025, respectively. Capital expenditures for the three months ended March 31, 2026 were 1.3% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue selective investments in key therapeutic areas, business areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $— compared to cash provided by financing activities of $88.4 for the three months ended March 31, 2025. Cash provided by financing activities for the three months ended March 31, 2025 was primarily related to net proceeds from the revolving credit facility. The Company did not draw on the revolving credit facility during the three months ended March 31, 2026.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk (in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange and interest rates, and we regularly evaluate the exposure to such changes. We address our exposure to market risks, principally associated with changes in foreign currency exchange rates and interest rates, through a program of risk management that may include, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps and interest rate swap agreements in an effort to manage or hedge some of our risk. We do not hold or issue derivative financial instruments for trading purposes. Refer to Note 7, “Derivative Instruments and Hedging Activities” to the condensed consolidated financial statements for information on how the Company utilizes derivative financial instruments.
Foreign Currency Exchange Rates
Approximately 16.4% and 15.9% of our revenues for the three months ended March 31, 2026 and 2025, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated financial results. In the three months ended March 31, 2026 and the year ended December 31, 2025, the most significant currency exchange rate exposure was the Euro. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted operating loss for the three months ended March 31, 2026 by approximately $0.1. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $(25.9) and $45.2 at March 31, 2026 and March 31, 2025, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We entered into a variable-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At March 31, 2026, we had $572.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future variable-to-fixed interest rate swap transactions, a hypothetical 1% increase in interest rates would result in increased interest expenses of $5.7. We expect to continue to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 6, “Debt” to the condensed consolidated financial statements.

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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8, “Commitments and Contingent Liabilities” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026 (our “Annual Report”). For a discussion of the risks relating to our business, see the Part I, Item 1A “Risk Factors” section of our Annual Report and the “Cautionary Statement Concerning Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.
Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	Second Amendment to the Receivables Purchase Agreement, dated as of February 24, 2026, by and among Fortrea Receivables LLC, Fortrea Inc. PNC Bank, National Association, and PNC Capital Markets LLC.		10-K	001-41704	10.30	26-Feb-26
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ JILL McCONNELL
Name:	Jill McConnell
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: May 5, 2026