Form 10-Q
period 2026-06-30
Fortrea Holdings Inc.
filed 2026-07-29
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

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
(Registrant's telephone number, including area code) (877) 495-0816

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 95.1 million shares of common stock as of July 27, 2026.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$168.6	$174.6
Accounts receivable and unbilled services, net	654.4	589.7
Prepaid expenses and other	100.6	132.9
Total current assets	923.6	897.2
Property, plant and equipment, net	156.2	149.5
Goodwill, net	950.3	960.0
Intangible assets, net	586.8	622.0
Deferred income taxes	6.2	6.2
Other assets, net	91.8	80.8
Total assets	$2,714.9	$2,715.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54.2	$29.7
Accrued expenses and other current liabilities	380.8	395.8
Unearned revenue	502.7	473.8
Current portion of long-term debt	17.1	4.8
Short-term operating lease liabilities	8.9	9.2
Total current liabilities	963.7	913.3
Long-term debt, less current portion	1,037.2	1,048.0
Operating lease liabilities	54.3	54.0
Deferred income taxes and other tax liabilities	97.0	97.6
Other liabilities	38.5	39.3
Total liabilities	2,190.7	2,152.2
Commitments and contingent liabilities (Note 8)
Equity
Common stock, 95.1 and 93.1 shares outstanding at June 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	2,140.6	2,116.6
Accumulated deficit	(1,420.0)	(1,383.2)
Accumulated other comprehensive loss	(196.5)	(170.0)
Total equity	524.2	563.5
Total liabilities and equity	$2,714.9	$2,715.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$678.2	$710.3	$1,314.7	$1,361.6
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	539.0	576.8	1,051.9	1,111.6
Selling, general and administrative expenses, exclusive of depreciation and amortization	102.1	124.8	202.6	246.6
Depreciation and amortization	19.6	19.6	39.4	39.1
Goodwill and other asset impairments	—	309.1	—	797.9
Restructuring and other charges	2.7	10.3	9.4	16.8
Total costs and expenses	663.4	1,040.6	1,303.3	2,212.0
Operating income (loss)	14.8	(330.3)	11.4	(850.4)
Other income (expense):
Interest expense	(19.3)	(23.3)	(38.4)	(45.6)
Foreign exchange gain (loss)	3.5	(19.9)	13.2	(25.5)
Other, net	(0.2)	2.8	0.3	2.8
Loss before income taxes	(1.2)	(370.7)	(13.5)	(918.7)
Income tax expense	12.0	4.2	23.3	19.1
Net loss	$(13.2)	$(374.9)	$(36.8)	$(937.8)

Earnings (loss) per common share
Basic and diluted	$(0.14)	$(4.14)	$(0.39)	$(10.37)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(13.2)	$(374.9)	$(36.8)	$(937.8)
Foreign currency translation adjustments	(1.3)	82.8	(27.2)	128.0
Unrealized gain (loss) on derivative instruments	0.3	(0.2)	0.9	(0.9)
Other comprehensive (loss) income before tax	(1.0)	82.6	(26.3)	127.1
(Provision) benefit for income tax related to items of comprehensive income	(0.1)	—	(0.2)	0.2
Other comprehensive (loss) income, net of tax	(1.1)	82.6	(26.5)	127.3
Comprehensive loss	$(14.3)	$(292.3)	$(63.3)	$(810.5)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2025	93.1	$0.1	$2,116.6	$(1,383.2)	$(170.0)	$563.5
Net loss	—	—	—	(23.6)	—	(23.6)
Other comprehensive loss, net of tax	—	—	—	—	(25.4)	(25.4)
Stock compensation	—	—	11.4	—	—	11.4
Issuance of common stock under employee stock plan	1.5	—	—	—	—	—
Balance at March 31, 2026	94.6	0.1	2,128.0	(1,406.8)	(195.4)	525.9
Net loss	—	—	—	(13.2)	—	(13.2)
Other comprehensive loss, net of tax	—	—	—	—	(1.1)	(1.1)
Stock compensation	—	—	12.6	—	—	12.6
Issuance of common stock under employee stock plan	0.5	—	—	—	—	—
Balance at June 30, 2026	95.1	$0.1	$2,140.6	$(1,420.0)	$(196.5)	$524.2

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	89.7	$0.1	$2,042.2	$(397.0)	$(282.9)	$1,362.4
Net loss	—	—	—	(562.9)	—	(562.9)
Other comprehensive income, net of tax	—	—	—	—	44.7	44.7
Stock compensation	—	—	14.6	—	—	14.6
Issuance of common stock under employee stock plan	0.8	—	—	—	—	—
Balance at March 31, 2025	90.5	0.1	2,056.8	(959.9)	(238.2)	858.8
Net loss	—	—	—	(374.9)	—	(374.9)
Other comprehensive income, net of tax	—	—	—	—	82.6	82.6
Stock compensation	—	—	22.7	—	—	22.7
Issuance of common stock under employee stock plan	0.3	—	—	—	—	—
Balance at June 30, 2025	90.8	$0.1	$2,079.5	$(1,334.8)	$(155.6)	$589.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36.8)	$(937.8)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	39.4	39.1
Stock compensation	24.0	37.3
Credit loss expense	4.0	9.0
Operating lease right-of-use asset expense	4.1	6.0
Operating lease right-of-use asset impairment	—	1.2
Goodwill and other asset impairments	—	797.9
Deferred income taxes	0.9	(16.8)
Unrealized foreign exchange movements	(8.7)	37.7
Other, net	2.5	2.3
Changes in assets and liabilities:
Increase in accounts receivable and unbilled services, net	(70.0)	(77.5)
Decrease in prepaid expenses and other	17.5	24.5
Increase (decrease) in accounts payable	24.6	(46.8)
Increase in unearned revenue	28.7	23.2
Decrease in accrued expenses and other	(18.3)	(1.7)
Net cash provided by (used for) operating activities	11.9	(102.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17.0)	(10.4)
Proceeds from sale of business, net	—	19.0
Proceeds from sale of assets	2.0	—
Net cash (used for) provided by investing activities	(15.0)	8.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	316.4
Payments on revolving credit facilities	—	(266.4)
Debt issuance costs	—	(0.6)
Net cash provided by financing activities	—	49.4
Effect of exchange rate changes on cash and cash equivalents	(2.9)	7.1
Net change in cash and cash equivalents	(6.0)	(37.3)
Cash and cash equivalents at beginning of period	174.6	118.5
Cash and cash equivalents at end of period	$168.6	$81.2

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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Substantially all of the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of June 30, 2026, one pharmaceutical customer accounted for approximately 18.2% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2025, one pharmaceutical customer accounted for approximately 18.3% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended June 30, 2026, one customer accounted for approximately 16.8% of revenues, and for the six months ended June 30, 2026, one customer accounted for approximately 17.0% of revenues. For the three months ended June 30, 2025, one customer accounted for 19.5% of revenues, and for the six months ended June 30, 2025, one customer accounted for approximately 17.5% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
Recently Issued and Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The new guidance requires disclosure of certain costs and expenses in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
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
.
2.    REVENUES
The Company’s revenues by geography for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$319.7	$219.7	$138.8	$678.2	$344.3	$218.7	$147.3	$710.3

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$616.5	$433.6	$264.6	$1,314.7	$653.8	$419.0	$288.8	$1,361.6
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	June 30, 2026	December 31, 2025
Sales commission assets	$18.7	$21.4
Deferred contract costs	0.2	0.4
Total	$18.9	$21.8
Amortization related to sales commission assets for the three months ended June 30, 2026 and 2025 was $2.8 and $2.8, respectively, and for the six months ended June 30, 2026 and 2025 was $6.1 and $5.9, respectively. Amortization related to deferred contract costs for the three months ended June 30, 2026 and 2025 was $0.1 and $0.2, respectively, and for the six months ended June 30, 2026 and 2025 was $0.2 and $0.4, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	June 30, 2026	December 31, 2025
Accounts receivable	$189.0	$113.6
Unbilled services	503.4	517.3
Less: allowance for credit losses	(38.0)	(41.2)
Total	$654.4	$589.7

Unearned revenue	$502.7	$473.8
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $229.8 and $157.5 for the six months ended June 30, 2026 and 2025, respectively. Additionally, as of June 30, 2026, the Company had sold $300.0 of receivables as described in the Receivables Securitization Program section below.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The rollforward for the allowance for credit losses for the six months ended June 30, 2026 is as follows:

Allowance for credit losses as of December 31, 2025	$41.2
Credit loss expense	4.0
Write-offs	(7.2)
Allowance for credit losses as of June 30, 2026	$38.0
Performance Obligations Under Long-Term Contracts
As of June 30, 2026, approximately $4,442.5 of revenues are expected to be recognized from remaining performance obligations. The Company expects to recognize approximately 26% of the existing performance obligations as of June 30, 2026 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
During the three and six months ended June 30, 2026, there were reductions of approximately $2 and $3 in revenue related to performance obligations partially satisfied in previous periods. For the three months ended June 30, 2026, the change was associated with changes in estimated effort to complete customer contract obligations. For the six months ended June 30, 2026, the majority of the change was associated with changes in estimated effort to complete customer contract obligations of $(7), partially offset by changes in scope or price of $4.
During the three and six months ended June 30, 2025, there were reductions of approximately $1 and $16 in revenue related to performance obligations partially satisfied in previous periods. For the three months ended June 30, 2025, the majority of the change was associated with changes in estimated effort to complete customer contract obligations of $(3), partially offset by changes in scope or price of $2. For the six months ended June 30, 2025, the majority of the change was associated with changes in scope or price of $(11) and a smaller portion related to changes in estimated effort to complete customer contract obligations of $(5).
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
As of June 30, 2026, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total costs associated with the sale were $4.1 and $8.8 for the three and six months ended June 30, 2026 and, $4.5 and $8.9 for the three and six months ended June 30, 2025, respectively, and are included within selling, general and administrative costs in the condensed consolidated statements of operations.

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
The following represents the Company’s restructuring accrual activities for the periods indicated:

	Severance and Other Employee Costs	Facility and Other Costs	Total
Balance as of December 31, 2025	$22.9	$0.5	$23.4
Restructuring charges	5.7	1.1	6.8
Cash payments and other adjustments	(21.1)	(1.1)	(22.2)
Balance as of June 30, 2026	$7.5	$0.5	$8.0

	Severance and Other Employee Costs	Facility and Other Costs	Total
Balance as of December 31, 2024	$23.1	$0.6	$23.7
Restructuring charges	8.8	1.4	10.2
Cash payments and other adjustments	(17.9)	(1.4)	(19.3)
Balance as of June 30, 2025	$14.0	$0.6	$14.6
The current portion of the restructuring liabilities is included in the condensed consolidated balance sheets in accrued expenses and other current liabilities. The non-current portion of the restructuring liabilities is included in the condensed consolidated balance sheets in other liabilities.
The non-current portion of the restructuring liabilities as of June 30, 2026 and December 31, 2025 was $0.5 and $—, respectively.
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
The following represents the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,
	2026			2025
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) per share:
Net earnings (loss)	$(13.2)	94.8	$(0.14)	$(374.9)	90.6	$(4.14)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Six Months Ended June 30,
	2026			2025
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic and diluted earnings (loss) per share:
Net earnings (loss)	$(36.8)	94.2	$(0.39)	$(937.8)	90.4	$(10.37)
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock options and awards	0.3	8.2	0.4	5.4
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	4.7	0.4	4.6	0.8
5.    GOODWILL
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 and 2025 are as follows:

	June 30, 2026	June 30, 2025
Balance as of December 31	$960.0	$1,710.4
Impairment	—	(797.9)
Foreign currency impact and other adjustments to goodwill	(9.7)	52.7
Balance as of June 30	$950.3	$965.2

6.    DEBT
The current portion of long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Current portion of senior secured term loan A facility due 2028	$17.3	$4.8
Debt issuance discount and fees	(0.2)	—
Total current portion of long-term debt	$17.1	$4.8
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
7.5% senior notes due 2030	$494.3	$494.3
Senior secured term loan A due 2028	400.0	412.5
Senior secured term loan B due 2030	154.7	154.7
Debt issuance discount and fees	(11.8)	(13.5)
Total long-term debt	$1,037.2	$1,048.0
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
The Company drew on the term loan A and term loan B on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of June 30, 2026, the effective interest rate on the term loan A and term loan B was 5.66% and 7.16%, respectively.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company’s current revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the effective interest rate on the revolving credit facility was 5.64%, assuming a one-month interest election. There is an annual agency fee associated with the Credit Agreement ($0.1 paid in quarterly installments) and a variable commitment fee associated with the revolving credit facility based on the Company’s Total Leverage Ratio as defined under the Credit Agreement. As of June 30, 2026, the commitment fee was 0.30% (per annum and paid quarterly). The credit facility matures on June 30, 2028.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On February 28, 2025, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at June 30, 2026 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		June 30, 2026		December 31, 2025
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$(0.3)	$—	$(1.2)
	Other liabilities	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$0.1	$—	$0.3	$—
	Accrued expenses and other current liabilities	—	(1.1)	—	(0.6)
The notional amounts of the Company’s interest rate swaps and foreign currency forward contracts were $150.0 and $383.7 as of June 30, 2026 and $150.0 and $305.7 as of December 31, 2025, respectively.
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated statements of comprehensive loss:

	Pre-Tax Gain (Loss) Included in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$0.1	$(0.1)	$0.5	$(0.8)
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in the condensed consolidated statements of operations:

		Amounts Reclassified from Other Comprehensive Loss into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Classification	2026	2025	2026	2025
Interest rate swaps	Interest expense	$0.2	$(0.1)	$0.4	$(0.1)
The estimated amount of pre-tax net losses included in other comprehensive (loss) income that is expected to be reclassified into earnings over the twelve months following June 30, 2026, is $0.3.
Refer to Note 9, “Preferred Stock and Common Shareholders' Equity” for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the gains and losses for derivative contracts not designated as hedges included in the Company’s condensed consolidated statements of operations:

		(Loss) Gain on Derivatives Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Classification	2026	2025	2026	2025
Foreign currency forward contracts	Foreign exchange gain (loss)	$(1.3)	$0.6	$(0.7)	$1.0

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
8.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The outcomes of such proceedings are inherently unpredictable and subject to significant uncertainties. When the Company determines that it has a meritorious defense to any claims asserted, the Company defends itself vigorously; however the Company also considers and enters into discussions regarding settlement of disputes, and may enter into settlement agreements, if in management’s judgment, it is in the best interest of the Company to do so. For the three and six months ended June 30, 2025, the Company recorded legal expenses of $— and $1.9 related to the settlement of legal matters initiated prior to the Spin. Legal settlement expenses for the three and six months ended June 30, 2026 were not significant. The Company does not believe that any liabilities resulting from claims and legal actions will have a material effect on its financial condition, results of operations or cash flows.
On July 6, 2026, Thermo Fisher Scientific Inc., Clario Holdings, Inc., and eResearch Technology, Inc. d/b/a Clario (collectively, the “Plaintiffs”) filed an action in the Court of Chancery of the State of Delaware against Jason Knoblauch and the Company challenging the Company’s appointment of Mr. Knoblauch as Chief Financial Officer. Plaintiffs allege that Mr. Knoblauch’s employment by the Company violates restrictive covenants and that he retained confidential information belonging to Plaintiffs. Plaintiffs sought expedited proceedings and temporary and preliminary injunctive relief. On July 25, 2026, the Court entered a temporary restraining order temporarily prohibiting Mr. Knoblauch from performing services for the Company pending further order of the Court. The Company disagrees with Plaintiffs’ allegations but is complying with the Court’s order and intends to defend the action. In light of the order, the Company’s Board of Directors appointed board member David R. Smith, to serve as interim Chief Financial Officer and principal financial officer, effective July 27, 2026. A hearing on Plaintiffs’ motion for a preliminary injunction is expected to be scheduled for early September.
On June 2, 2025, a purported shareholder class action complaint captioned Lucas Deslande v. Fortrea Holdings Inc., et al., No 1:25-cv-04630 was filed in the U.S. District Court for the Southern District of New York, naming the Company and certain of its current and former officers as defendants. The complaint alleges that defendants made omissions and misrepresentations to investors that they claim violated certain securities laws. The Construction Industry Laborers Pension Fund and City of Pontiac Reestablished General Employees Retirement System were appointed as lead plaintiffs on September 3, 2025, and the lead plaintiffs filed an amended complaint on November 10, 2025. The Company filed a motion to dismiss the amended complaint on January 28, 2026. Lead plaintiffs filed their opposition to the Company’s motion to dismiss on March 19, 2026. The Company filed its reply to the lead plaintiffs’ opposition to the Company’s motion to dismiss on April 9, 2026. The Company believes it has valid defenses to the claims alleged and intends to vigorously defend itself, but there is no guarantee that the Company will prevail. The case is at a very early stage and the Company is unable to estimate the possible loss or range of loss, if any, associated with this action.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
9.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of June 30, 2026 and December 31, 2025.
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
The Rights Agreement expired in accordance with its terms at the close of business on June 10, 2026.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(163.8)	$(5.3)	$(0.9)	$(170.0)
Current quarter foreign exchange adjustments	(25.9)	—	—	(25.9)
Unrealized gain on derivative instruments	—	—	0.4	0.4
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Tax effect of adjustments	—	—	(0.1)	(0.1)
Balance at March 31, 2026	(189.7)	(5.3)	(0.4)	(195.4)
Current quarter foreign exchange adjustments	(1.3)	—	—	(1.3)
Unrealized gain on derivative instruments	—	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Tax effect of adjustments	—	—	(0.1)	(0.1)
Balance at June 30, 2026	$(191.0)	$(5.3)	$(0.2)	$(196.5)

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
10.    INCOME TAXES
For the three months ended June 30, 2026 and 2025, the Company recognized income tax expenses of $12.0 and $4.2, respectively, which resulted in effective tax rates of (1000.0)% and (1.1)%, respectively. The effective tax rate for the three months ended June 30, 2026 was lower than the Company’s statutory tax rate primarily due to an increase in valuation allowance, non-deductible compensation expenses, earnings taxed in jurisdictions with higher tax rates and withholding taxes for 2026 non-U.S. earnings that are not permanently reinvested. For the three months ended June 30, 2025, the Company’s effective tax rate was lower than the Company’s statutory tax rate primarily due to impairment of goodwill that has no tax benefit, an increase in valuation allowance of deferred tax assets, BEAT, non-deductible compensation expenses and withholding taxes for 2025 non-U.S. earnings that are not permanently reinvested.
For the six months ended June 30, 2026 and 2025, the Company recognized income tax expense of $23.3 and $19.1, respectively, which resulted in effective tax rates of (172.6)% and (2.1)%, respectively. The effective tax rate for the six months ended June 30, 2026 was lower than the Company’s statutory tax rate primarily due to an increase in valuation allowance, non-deductible compensation expenses, earnings taxed in jurisdictions with higher tax rates and withholding taxes for 2026 non-U.S. earnings that are not permanently reinvested. For the six months ended June 30, 2025, the Company’s effective tax rate was lower than the Company’s statutory tax rate primarily due to impairment of goodwill that has no tax benefit, an increase in valuation allowance of deferred tax assets, BEAT, non-deductible compensation expenses and withholding taxes for 2025 non-U.S. earnings that are not permanently reinvested.
11.    STOCK COMPENSATION PLANS
The Company granted 0.4 and 2.3 restricted stock units, respectively, during the three and six months ended June 30, 2026 with weighted average grant date fair values of $15.45 and $10.54 per share. The Company granted — and 0.9 performance stock units, respectively, during the three and six months ended June 30, 2026 with weighted average grant date fair values of $— and $11.66 per share.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct costs	$8.2	$17.2	$16.3	$28.8
Selling, general and administrative expenses	4.4	5.5	7.7	8.5
Total stock compensation expense	$12.6	$22.7	$24.0	$37.3

Income tax benefits	$2.0	$3.1	$3.9	$5.4

12.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$32.7	$46.2
Income taxes, net of refunds	6.6	11.8
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	0.6	—
13.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2026 and 2025. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea Chief Executive Officer has been identified as the CODM.
The CODM allocates resources and assesses performance based on the underlying businesses which determines the Company's operating segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The Company reports its business in one reportable segment: Clinical Services, which provides phase I-IV clinical trials, including clinical pharmacology and comprehensive clinical development capabilities. The measure of segment profit or loss that the CODM uses to evaluate performance and allocate resources is segment operating income. The CODM uses segment operating income to monitor budget versus actual results and to make decisions about resources to be allocated to the segment and assess its performance.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Segment operating income for the three and six months ended June 30, 2026 and 2025 is reconciled to loss before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$678.2	$710.3	$1,314.7	$1,361.6
Less:
Pass through costs	250.8	276.3	480.7	516.2
Direct costs	288.2	298.7	571.1	592.8
Selling, general and administrative expenses	94.3	104.9	183.4	209.7
Depreciation	5.0	5.0	10.2	10.0
Segment operating income	39.9	25.4	69.3	32.9
Corporate costs not included in segment operating income	7.8	21.7	19.3	39.5
Amortization	14.6	14.6	29.2	29.1
Goodwill and other asset impairments	—	309.1	—	797.9
Restructuring and other charges	2.7	10.3	9.4	16.8
Operating income (loss)	14.8	(330.3)	11.4	(850.4)
Interest expense	(19.3)	(23.3)	(38.4)	(45.6)
Foreign exchange gain (loss)	3.5	(19.9)	13.2	(25.5)
Other, net	(0.2)	2.8	0.3	2.8
Loss before income taxes	$(1.2)	$(370.7)	$(13.5)	$(918.7)
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
Company Overview
Fortrea, a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development solutions to pharmaceutical, biotechnology and medical device customers. We offer customers highly flexible delivery models that include Full Service, Functional Service Provider (“FSP”), and Hybrid Service structures. We have a rich history of providing clinical development services for over 30 years across more than 20 therapeutic areas, first as Covance and later as Labcorp Drug Development. On June 30, 2023, we completed the Spin from Labcorp. We leverage our global scale, scientific and therapeutic expertise, clinical data insights, technology innovation (including Fortrea Intelligent TechnologyTM), industry network and decades of experience as a standalone company and as a business unit prior to the Spin to deliver tailored solutions to our customers. With what we believe is a distinctive market offering, Fortrea meets growing global demand for clinical development services.
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

Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog amounts that have been recognized as revenue in our statements of operations. Our backlog was $7.8 billion as of June 30, 2026.
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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2026 compared with Three and Six Months Ended June 30, 2025
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance. The Company defines organic growth as the change in revenues and direct costs excluding the year over year impact of foreign currency translation.
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$678.2	$710.3	(4.5)%	$1,314.7	$1,361.6	(3.4)%
The Company’s revenues for the three months ended June 30, 2026 were $678.2, a decrease of 4.5% from revenues of $710.3 in the corresponding period in 2025. The change in revenues was due to a decrease in organic revenues of 4.9%, partially offset by favorable foreign currency translation of 0.4%. The 4.9% decrease in organic revenues was due to lower pass through costs as well as lower demand for our functional service provider business. These decreases were partially offset by an increase in our clinical pharmacology business, driven by an increase in net new business and study mix.
The Company’s revenues for the six months ended June 30, 2026 were $1,314.7, a decrease of 3.4% from revenues of $1,361.6 in the corresponding period in 2025. The change in revenues was due to a decrease in organic revenues of 4.0%, partially offset by favorable foreign currency translation of 0.6%. The 4.0% decrease in organic revenues was due to lower pass through costs as well as lower demand for our functional service provider business. These decreases were partially offset by an increase in our clinical pharmacology business, driven by an increase in net new business and study mix.
Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Direct costs	$539.0	$576.8	(6.6)%	$1,051.9	$1,111.6	(5.4)%
Direct costs as a % of revenues	79.5%	81.2%		80.0%	81.6%

Direct costs consist primarily of payroll and related benefits for project-related employees, reimbursable expenses (pass through costs), information technology costs, and other direct costs.
Direct costs decreased 6.6% during the three months ended June 30, 2026 as compared with the corresponding period in 2025. The change in direct costs was due to a decrease in organic direct costs of 7.4%, partially offset by unfavorable foreign currency translation of 0.8%. Direct costs decreased as a percentage of revenues to 79.5% during the three months ended June 30, 2026 as compared to 81.2% in the corresponding period in 2025. The 7.4% decrease in organic direct costs was primarily due to lower pass through and stock-based compensation costs, as well as lower personnel costs, including the benefit of restructuring actions. These decreases were partially offset by a year over year increase in variable compensation expense and clinical pharmacology study related costs.
Direct costs decreased 5.4% during the six months ended June 30, 2026 as compared with the corresponding period in 2025. The change in direct costs was due to a decrease in organic direct costs of 6.9%, partially offset by unfavorable foreign currency translation of 1.5%. Direct costs decreased as a percentage of revenues to 80.0% during the six months ended June 30, 2026 as compared to 81.6% in the corresponding period in 2025. The 6.9% decrease in organic direct costs was primarily due to lower pass through and stock-based compensation costs, as well as lower personnel costs, including the benefit of restructuring actions. These decreases were partially offset by a year over year increase in variable compensation expense and clinical pharmacology study related costs.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative expenses	$102.1	$124.8	(18.2)%	$202.6	$246.6	(17.8)%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Selling, general and administrative expenses decreased by 18.2% during the three months ended June 30, 2026 as compared with the corresponding period in 2025. The decrease was primarily due to lower information technology and personnel costs, including the benefit of restructuring actions, as well as lower credit loss provisions. These decreases were partially offset by a year over year increase in variable compensation expense.
Selling, general and administrative expenses decreased by 17.8% during the six months ended June 30, 2026 as compared with the corresponding period in 2025. The decrease was primarily due to lower information technology and personnel costs, including the benefit of restructuring actions, as well as lower credit loss provisions. These decreases were partially offset by a year over year increase in variable compensation expense.
Depreciation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Depreciation expense	$5.0	$5.0	—%	$10.2	$10.0	2.0%

The change in depreciation expense for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, was not significant.
Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Amortization of intangibles and other assets	$14.6	$14.6	—%	$29.2	$29.1	0.3%
The change in amortization of intangibles and other assets for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, was not significant.
Goodwill and Other Asset Impairments

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Goodwill and other asset impairments	$—	$309.1	nm	$—	$797.9	nm
There were no goodwill and other asset impairments for the three and six months ended June 30, 2026. Goodwill impairment for the three and six months ended June 30, 2025 was $309.1 and $797.9, respectively. This impairment was specific to the Clinical Development reporting unit.
Restructuring and Other Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Restructuring and other charges	$2.7	$10.3	(73.8)%	$9.4	$16.8	(44.0)%
The decline in restructuring expense for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, was primarily due to the planned progression of the Company’s restructuring programs, which resulted in lower restructuring charges.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest expense	$19.3	$23.3	(17.2)%	$38.4	$45.6	(15.8)%
The decrease in interest expense for the three and six months ended June 30, 2026, as compared with the corresponding periods in 2025, was due to lower average debt outstanding during the first and second quarters of 2026, driven by the repurchase of $75.7 of senior secured notes in 2025 and no borrowings on the revolving credit facility during the first half of 2026, as well as lower effective interest rates on term loan A and term loan B.
Foreign Exchange Gain (loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Foreign exchange gain (loss)	$3.5	$(19.9)	(117.6)%	$13.2	$(25.5)	(151.8)%

The change in foreign exchange gain (loss) for the three and six months ended June 30, 2026 compared to the foreign exchange gain (loss) for three and six months ended June 30, 2025, was primarily due to the fluctuations in the U.S. Dollar against the British Pound and the Euro.
Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Other, net	$(0.2)	$2.8	(107.1)%	$0.3	$2.8	(89.3)%
The decline in other, net for the three and six months ended June 30, 2026, as compared with the corresponding periods in 2025, was primarily due to income recognized in the prior-year periods related to services provided under transition services agreements that terminated in 2025.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$12.0	$4.2	$23.3	$19.1
Income tax expense as a % of loss before tax	(1000.0)%	(1.1)%	(172.6)%	(2.1)%
For the three months ended June 30, 2026, the Company's effective tax rate was (1000.0)% compared to (1.1)% for the corresponding period in 2025. For the six months ended June 30, 2026, the Company's effective tax rate was (172.6)% compared to (2.1)% for the corresponding period in 2025. The fluctuations in the quarter-to-date and year-to-date periods were primarily due to goodwill impairment with no associated tax benefit and BEAT for the three and six months ended June 30, 2025 and the impact of valuation allowance primarily related to expected interest deductibility limitations for the three and six months ended June 30, 2026.
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 6, “Debt” to our condensed consolidated financial statements. As of June 30, 2026, there was no balance outstanding on the Company’s revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing. The maximum revolver borrowing outstanding was $— and $135.5 during the six months ended June 30, 2026 and 2025, respectively.
On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity, which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of June 30, 2026, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet.
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
Cash Flows for the Six months ended June 30, 2026 and 2025
In summary, the Company’s cash flows were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used for) operating activities	$11.9	$(102.4)
Net cash (used for) provided by investing activities	(15.0)	8.6
Net cash provided by financing activities	—	49.4
Effect of exchange rate changes on cash and cash equivalents	(2.9)	7.1
Net change in cash and cash equivalents	$(6.0)	$(37.3)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2026 and 2025 totaled $168.6 and $81.2, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2026, the Company’s operations provided $11.9 of cash as compared to $102.4 of cash used by operations during the six months ended June 30, 2025. The increase in cash provided of $114.3 for the six months ended June 30, 2026 was primarily due to a decrease in cash used for accounts payable and interest, as well as an improvement in net loss excluding non-cash income and expense items. These cash increases were partially offset by higher use of cash for accrued expenses.
Cash Flows from Investing Activities
Net cash used for investing activities for the six months ended June 30, 2026 was $15.0 as compared to net cash provided by investing activities of $8.6 for the six months ended June 30, 2025. The $23.6 increase in net cash used for investing activities for the six months ended June 30, 2026 was primarily due to receipt of the first milestone payment related to the sale of the Enabling Services segment during the six months ended June 30, 2025 and a period over period increase in capital expenditures. Capital expenditures were $17.0 and $10.4 for the six months ended June 30, 2026 and 2025, respectively. Capital expenditures for the six months ended June 30, 2026 were 1.3% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company also intends to continue to pursue selective investments in key therapeutic areas, business areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $— compared to cash provided by financing activities of $49.4 for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2025 was primarily related to net proceeds from the revolving credit facility. The Company did not draw on the revolving credit facility during the six months ended June 30, 2026.

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
Foreign Currency Exchange Rates
Approximately 16.8% and 15.9% of our revenues for the six months ended June 30, 2026 and 2025, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated financial results. In the six months ended June 30, 2026 and the year ended December 31, 2025, the most significant currency exchange rate exposure was the Euro. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted operating income for the six months ended June 30, 2026 by approximately $0.2. Gross accumulated currency translation adjustments recorded as a separate component of stockholders’ equity were $(27.2) and $128.0 at June 30, 2026 and June 30, 2025, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.

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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We entered into a variable-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At June 30, 2026, we had $572.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future variable-to-fixed interest rate swap transactions, a hypothetical 1% increase in interest rates would result in increased interest expenses of $5.7. We expect to continue to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 6, “Debt” to the condensed consolidated financial statements.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	Offer letter,effective as of July 6, 2026, between Fortrea Holdings Inc. and Jason Knoblauch.	X
10.2	Non-Employee Director Compensation Policy.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ David Ross Smith
Name:	David Ross Smith
Title:	Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: July 29, 2026