Form 10-Q
period 2026-09-30
Fortrea Holdings Inc.
filed 2026-10-29
CIK 1965040

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 96.5 million shares of common stock as of October 27, 2026.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$220.6	$174.6
Accounts receivable and unbilled services, net	641.1	589.7
Prepaid expenses and other	91.0	132.9
Total current assets	952.7	897.2
Property, plant and equipment, net	158.6	149.5
Goodwill, net	949.9	960.0
Intangible assets, net	572.0	622.0
Deferred income taxes	6.2	6.2
Other assets, net	98.8	80.8
Total assets	$2,738.2	$2,715.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53.0	$29.7
Accrued expenses and other current liabilities	372.1	395.8
Unearned revenue	525.5	473.8
Current portion of long-term debt	23.4	4.8
Short-term operating lease liabilities	9.3	9.2
Total current liabilities	983.3	913.3
Long-term debt, less current portion	1,031.9	1,048.0
Operating lease liabilities	53.8	54.0
Deferred income taxes and other tax liabilities	97.1	97.6
Other liabilities	39.8	39.3
Total liabilities	2,205.9	2,152.2
Commitments and contingent liabilities (Note 8)
Equity
Common stock, 96.5 and 93.1 shares outstanding at September 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	2,152.6	2,116.6
Accumulated deficit	(1,419.4)	(1,383.2)
Accumulated other comprehensive loss	(201.0)	(170.0)
Total equity	532.3	563.5
Total liabilities and equity	$2,738.2	$2,715.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$691.5	$701.3	$2,006.2	$2,062.9
Costs and expenses:
Direct costs, exclusive of depreciation and amortization	552.0	578.6	1,603.9	1,690.2
Selling, general and administrative expenses, exclusive of depreciation and amortization	103.8	106.8	306.4	353.4
Depreciation and amortization	20.0	19.6	59.4	58.7
Goodwill and other asset impairments	—	—	—	797.9
Restructuring and other charges	0.7	4.9	10.1	21.7
Total costs and expenses	676.5	709.9	1,979.8	2,921.9
Operating income (loss)	15.0	(8.6)	26.4	(859.0)
Other income (expense):
Interest expense	(20.2)	(22.6)	(58.6)	(68.2)
Foreign exchange gain (loss)	1.3	(2.6)	14.5	(28.1)
Other, net	0.3	5.1	0.6	7.9
Loss before income taxes	(3.6)	(28.7)	(17.1)	(947.4)
Income tax (benefit) expense	(4.2)	(12.8)	19.1	6.3
Net income (loss)	$0.6	$(15.9)	$(36.2)	$(953.7)

Earnings (loss) per common share
Basic and diluted	$0.01	$(0.17)	$(0.38)	$(10.53)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$0.6	$(15.9)	$(36.2)	$(953.7)
Foreign currency translation adjustments	(4.7)	(14.9)	(31.9)	113.1
Unrealized gain (loss) on derivative instruments	0.2	0.1	1.1	(0.8)
Other comprehensive (loss) income before tax	(4.5)	(14.8)	(30.8)	112.3
(Provision) benefit for income tax related to items of comprehensive income	—	—	(0.2)	0.2
Other comprehensive (loss) income, net of tax	(4.5)	(14.8)	(31.0)	112.5
Comprehensive loss	$(3.9)	$(30.7)	$(67.2)	$(841.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2025	93.1	$0.1	$2,116.6	$(1,383.2)	$(170.0)	$563.5
Net loss	—	—	—	(23.6)	—	(23.6)
Other comprehensive loss, net of tax	—	—	—	—	(25.4)	(25.4)
Stock compensation	—	—	11.4	—	—	11.4
Issuance of common stock under employee stock plan	1.5	—	—	—	—	—
Balance at March 31, 2026	94.6	0.1	2,128.0	(1,406.8)	(195.4)	525.9
Net loss	—	—	—	(13.2)	—	(13.2)
Other comprehensive loss, net of tax	—	—	—	—	(1.1)	(1.1)
Stock compensation	—	—	12.6	—	—	12.6
Issuance of common stock under employee stock plan	0.5	—	—	—	—	—
Balance at June 30, 2026	95.1	0.1	2,140.6	(1,420.0)	(196.5)	524.2
Net income	—	—	—	0.6	—	0.6
Other comprehensive loss, net of tax	—	—	—	—	(4.5)	(4.5)
Stock compensation	—	—	12.0	—	—	12.0
Issuance of common stock under employee stock plan	1.4	—	—	—	—	—
Balance at September 30, 2026	96.5	$0.1	$2,152.6	$(1,419.4)	$(201.0)	$532.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	89.7	$0.1	$2,042.2	$(397.0)	$(282.9)	$1,362.4
Net loss	—	—	—	(562.9)	—	(562.9)
Other comprehensive income, net of tax	—	—	—	—	44.7	44.7
Stock compensation	—	—	14.6	—	—	14.6
Issuance of common stock under employee stock plan	0.8	—	—	—	—	—
Balance at March 31, 2025	90.5	0.1	2,056.8	(959.9)	(238.2)	858.8
Net loss	—	—	—	(374.9)	—	(374.9)
Other comprehensive income, net of tax	—	—	—	—	82.6	82.6
Stock compensation	—	—	22.7	—	—	22.7
Issuance of common stock under employee stock plan	0.3	—	—	—	—	—
Balance at June 30, 2025	90.8	0.1	2,079.5	(1,334.8)	(155.6)	589.2
Net loss	—	—	—	(15.9)	—	(15.9)
Other comprehensive loss, net of tax	—	—	—	—	(14.8)	(14.8)
Stock compensation	—	—	22.3	—	—	22.3
Issuance of common stock under employee stock plan	1.4	—	—	—	—	—
Balance at September 30, 2025	92.2	$0.1	$2,101.8	$(1,350.7)	$(170.4)	$580.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTREA HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36.2)	$(953.7)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	59.4	58.7
Stock compensation	36.0	59.6
Credit loss expense	4.0	13.5
Operating lease right-of-use asset expense	6.2	8.6
Operating lease right-of-use asset impairment	—	1.3
Goodwill and other asset impairments	—	797.9
Deferred income taxes	1.0	(24.4)
Unrealized foreign exchange movements	(13.2)	38.8
Other, net	2.8	2.2
Changes in assets and liabilities:
Increase in accounts receivable and unbilled services, net	(55.3)	(10.6)
Decrease in prepaid expenses and other	20.3	43.8
Increase (decrease) in accounts payable	23.7	(89.7)
Increase in unearned revenue	51.0	54.6
Decrease in accrued expenses and other	(27.0)	(16.2)
Net cash provided by (used for) operating activities	72.7	(15.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.3)	(17.7)
Proceeds from sale of business, net	—	39.6
Proceeds from sale of assets	2.0	—
Net cash (used for) provided by investing activities	(23.3)	21.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	453.9
Payments on revolving credit facilities	—	(453.9)
Debt issuance costs	—	(0.6)
Net cash used for financing activities	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	7.1
Net change in cash and cash equivalents	46.0	12.8
Cash and cash equivalents at beginning of period	174.6	118.5
Cash and cash equivalents at end of period	$220.6	$131.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Description of Business
Fortrea Holdings Inc. (“Fortrea” or the “Company”), a Delaware corporation incorporated on January 31, 2023, is a leading global contract research organization (“CRO”) providing biopharmaceutical product and medical device development solutions to pharmaceutical, biotechnology and medical device customers. The Company offers customers highly flexible delivery models that include Full Service, Functional Service Provider, and Hybrid Service structures. The Company has a rich history of providing clinical development services for more than 30 years across more than 20 therapeutic areas. The Company leverages its global scale, clinical data insights, scientific and therapeutic expertise, technology innovation (including Fortrea Intelligent TechnologyTM), industry network and decades of experience as a standalone company and as a business unit prior to its spin-off from Labcorp Holdings Inc. to deliver tailored solutions to its customers. With what the Company believes is a distinctive market offering, Fortrea meets growing global demand for clinical development services. The Company has established access to all key markets worldwide through a strategic footprint of primary office locations in five countries (the United States, the United Kingdom, China, India and Japan) with field operations in other jurisdictions worldwide.
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Substantially all of the Company’s accounts receivable and unbilled services are with companies in the pharmaceutical, biotechnology and medical device industries. As of September 30, 2026, one pharmaceutical customer accounted for approximately 18.5% of the Company's combined gross accounts receivable and unbilled services. As of December 31, 2025, one pharmaceutical customer accounted for approximately 18.3% of the Company's combined gross accounts receivable and unbilled services. Additionally, for the three months ended September 30, 2026, one customer accounted for approximately 17.6% of revenues, and for the nine months ended September 30, 2026, one customer accounted for approximately 17.2% of revenues. For the three months ended September 30, 2025, one customer accounted for 19.8% of revenues, and for the nine months ended September 30, 2025, one customer accounted for approximately 18.3% of revenues. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions. Additionally, the Company applies assumptions and judgments, including historical collection experience and reasonable and supportable forecasts, for assessing collectability and determining allowances for doubtful accounts.
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
.
2.    REVENUES
The Company’s revenues by geography for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$326.0	$222.2	$143.3	$691.5	$332.7	$213.2	$155.4	$701.3

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Revenues	$942.5	$655.8	$407.9	$2,006.2	$986.5	$632.2	$444.2	$2,062.9
Revenue from the United States comprises substantially all revenue in North America.
Contract Costs
The following table provides information about contract asset balances:

	September 30, 2026	December 31, 2025
Sales commission assets	$18.8	$21.4
Deferred contract costs	0.2	0.4
Total	$19.0	$21.8
Amortization related to sales commission assets for the three months ended September 30, 2026 and 2025 was $2.8 and $3.0, respectively, and for the nine months ended September 30, 2026 and 2025 was $8.9 and $8.9, respectively. Amortization related to deferred contract costs for the three months ended September 30, 2026 and 2025 was $— and $0.2, respectively, and for the nine months ended September 30, 2026 and 2025 was $0.2 and $0.6, respectively. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services and unearned revenue from contracts with customers:

	September 30, 2026	December 31, 2025
Accounts receivable	$171.6	$113.6
Unbilled services	506.1	517.3
Less: allowance for credit losses	(36.6)	(41.2)
Total	$641.1	$589.7

Unearned revenue	$525.5	$473.8
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period was $267.4 and $217.9 for the nine months ended September 30, 2026 and 2025, respectively. Additionally, as of September 30, 2026, the Company had sold $300.0 of receivables as described in the Receivables Securitization Program section below.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The rollforward for the allowance for credit losses for the nine months ended September 30, 2026 is as follows:

Allowance for credit losses as of December 31, 2025	$41.2
Credit loss expense	4.0
Write-offs	(8.6)
Allowance for credit losses as of September 30, 2026	$36.6
Performance Obligations Under Long-Term Contracts
As of September 30, 2026, approximately $4,390.7 of revenues are expected to be recognized from remaining performance obligations. The Company expects to recognize approximately 26% of the existing performance obligations as of September 30, 2026 as revenue over the next 12 months and the remaining balance thereafter. The Company’s long-term contracts generally range from one to eight years. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
During the three and nine months ended September 30, 2026, there were reductions of approximately $— and $3 in revenue related to performance obligations partially satisfied in previous periods. For the three months ended September 30, 2026, the change was associated with both changes in estimated effort to complete customer contract obligations of $(6) and changes in scope or price of $6. For the nine months ended September 30, 2026, the majority of the change was associated with changes in estimated effort to complete customer contract obligations of $(13), partially offset by changes in scope or price of $10.
During the three and nine months ended September 30, 2025, there were reductions of approximately $10 and $26 in revenue related to performance obligations partially satisfied in previous periods. For the three months ended September 30, 2025, the majority of the change was associated with changes in estimated effort to complete customer contract obligations of $(7) and a smaller portion related to changes in scope or price of $(3). For the nine months ended September 30, 2025, the change was associated with changes in scope or price of $(13) and changes in estimated effort to complete customer contract obligations of $(13).
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
As of September 30, 2026, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet as described in the Accounts Receivable, Unbilled Services and Unearned Revenue section above. Total costs associated with the sale were $4.2 and $13.0 for the three and nine months ended September 30, 2026, and $4.5 and $13.4 for the three and nine months ended September 30, 2025, respectively, and are included within selling, general and administrative costs in the condensed consolidated statements of operations.

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
The following represents the Company’s restructuring accrual activities for the periods indicated:

	Severance and Other Employee Costs	Facility and Other Costs	Total
Balance as of December 31, 2025	$22.9	$0.5	$23.4
Restructuring charges	5.7	1.3	7.0
Reduction of prior restructuring accruals	(0.4)	—	(0.4)
Cash payments and other adjustments	(22.3)	(1.3)	(23.6)
Balance as of September 30, 2026	$5.9	$0.5	$6.4

	Severance and Other Employee Costs	Facility and Other Costs	Total
Balance as of December 31, 2024	$23.1	$0.6	$23.7
Restructuring charges	10.5	2.2	12.7
Cash payments and other adjustments	(22.8)	(2.2)	(25.0)
Balance as of September 30, 2025	$10.8	$0.6	$11.4
The restructuring liabilities are current as of September 30, 2026 and December 31, 2025 and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
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
The following represents the computation of basic and diluted earnings (loss) per share.

	Three Months Ended September 30,
	2026			2025
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$0.6	95.6	$0.01	$(15.9)	91.2	$(0.17)
Dilutive effect of employee stock options and awards	—	5.6	—	—	—	—
Net earnings (loss) including impact of dilutive adjustments	$0.6	101.2	$0.01	$(15.9)	91.2	$(0.17)

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Nine Months Ended September 30,
	2026			2025
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings (loss) per share:
Net earnings (loss)	$(36.2)	94.6	$(0.38)	$(953.7)	90.6	$(10.53)
Dilutive effect of employee stock options and wards	—	—	—	—	—	—
Net earnings (loss) including impact of dilutive adjustments	$(36.2)	94.6	$(0.38)	$(953.7)	90.6	$(10.53)
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee stock options and awards	0.2	5.5	0.4	5.4
Antidilutive employee stock options and awards excluded based on reporting a net loss for the period	—	2.6	4.9	1.4
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
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 and 2025 are as follows:

	September 30, 2026	September 30, 2025
Balance as of December 31	$960.0	$1,710.4
Impairment	—	(797.9)
Foreign currency impact and other adjustments to goodwill	(10.1)	45.6
Balance as of September 30	$949.9	$958.1
6.    DEBT
The current portion of long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
Current portion of senior secured term loan A due 2028	$23.6	$4.8
Debt issuance discount and fees	(0.2)	—
Total current portion of long-term debt	$23.4	$4.8
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
7.5% senior notes due 2030	$494.3	$494.3
Senior secured term loan A due 2028	393.7	412.5
Senior secured term loan B due 2030	154.7	154.7
Debt issuance discount and fees	(10.8)	(13.5)
Total long-term debt	$1,031.9	$1,048.0
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

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The Company drew on the term loan A and term loan B on June 30, 2023. The net proceeds received for the term A and term B loans were $491.8 and $552.9, respectively after deducting underwriting discounts and other expenses. The term A and term B loans will mature on June 30, 2028 and June 30, 2030, respectively. The term loans accrue interest at a per annum rate equal to the sum of, at the option of the Company, a Base Rate or a Term SOFR Rate and the Applicable Margin as defined by the Credit Agreement. As of September 30, 2026, the effective interest rate on the term loan A and term loan B was 5.85% and 7.32%, respectively.
The revolving credit facility is permitted, subject to certain covenant restrictions, to be used for general corporate purposes, including working capital and capital expenditures. There were no balances outstanding on the Company’s current revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the effective interest rate on the revolving credit facility was 5.90%, assuming a one-month interest election. There is an annual agency fee associated with the Credit Agreement ($0.1 paid in quarterly installments) and a variable commitment fee associated with the revolving credit facility based on the Company’s Total Leverage Ratio as defined under the Credit Agreement. As of September 30, 2026, the commitment fee was 0.30% (per annum and paid quarterly). The credit facility matures on June 30, 2028.
Under the Credit Agreement, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for similarly rated borrowers, and the Company is required to maintain certain net leverage and interest coverage ratios. The Company is permitted to make adjustments, such as excluding certain costs, from the calculation of leverage and interest coverage ratios for compliance purposes. On February 28, 2025, the Company entered into an amendment to modify certain financial covenants for additional flexibility under the Credit Agreement. The Company was in compliance with all covenants in the Credit Agreement at September 30, 2026 and believes it will be in compliance with all covenants for a period of at least 12 months from the date these financial statements are issued.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The fair value of the Company’s interest rate swaps and foreign currency forward contracts are determined based on observable market inputs (Level 2). The table below presents the fair value of the Company’s derivatives on a gross basis and the balance sheet classification of those instruments:

		September 30, 2026		December 31, 2025
	Balance Sheet Classification	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$(0.1)	$—	$(1.2)
	Other liabilities	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	$0.6	$—	$0.3	$—
	Accrued expenses and other current liabilities	—	(0.9)	—	(0.6)
The notional amounts of the Company’s interest rate swaps and foreign currency forward contracts were $150.0 and $431.5 as of September 30, 2026 and $150.0 and $305.7 as of December 31, 2025, respectively.
The following table presents the pre-tax effects of cash flow hedges included in the Company’s condensed consolidated statements of comprehensive loss:

	Pre-Tax Gain (Loss) Included in Other Comprehensive (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$—	$0.1	$0.5	$(0.7)
The following table presents amounts reclassified out of accumulated other comprehensive loss and recognized in the condensed consolidated statements of operations:

		Amounts Reclassified from Other Comprehensive (Loss) Income into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Classification	2026	2025	2026	2025
Interest rate swaps	Interest expense	$0.2	$—	$0.6	$(0.1)
The estimated amount of pre-tax net losses included in other comprehensive (loss) income that is expected to be reclassified into earnings over the twelve months following September 30, 2026, is $0.1.
Refer to Note 9, “Preferred Stock and Common Shareholders' Equity” for the impact of the Company’s derivative instruments included in accumulated other comprehensive loss.
The following table presents a summary of the gains and losses for derivative contracts not designated as hedges included in the Company’s condensed consolidated statements of operations:

		Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Classification	2026	2025	2026	2025
Foreign currency forward contracts	Foreign exchange gain (loss)	$0.7	$1.3	$—	$2.3

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
8.    COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. These matters may include commercial and contract disputes, employee-related matters, and professional liability claims. In accordance with FASB ASC 450, Contingencies, the Company establishes reserves for claims and legal actions when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. The outcomes of such proceedings are inherently unpredictable and subject to significant uncertainties. When the Company determines that it has a meritorious defense to any claims asserted, the Company defends itself vigorously; however the Company also considers and enters into discussions regarding settlement of disputes, and may enter into settlement agreements, if in management’s judgment, it is in the best interest of the Company to do so. For the three and nine months ended September 30, 2025, the Company recorded legal expenses of $— and $1.9 related to the settlement of legal matters initiated prior to the Spin. Legal settlement expenses for the three and nine months ended September 30, 2026 were not significant. The Company does not believe that any liabilities resulting from claims and legal actions will have a material effect on its financial condition, results of operations or cash flows.
On July 6, 2026, Thermo Fisher Scientific Inc., Clario Holdings, Inc., and eResearch Technology, Inc. d/b/a Clario (collectively, the “Plaintiffs”) filed an action in the Court of Chancery of the State of Delaware against Jason Knoblauch and the Company challenging the Company’s appointment of Mr. Knoblauch as Chief Financial Officer. Plaintiffs alleged that Mr. Knoblauch’s employment by the Company violated restrictive covenants and that he retained confidential information belonging to Plaintiffs. This case was settled in August 2026 with no material impact to the Company’s results of operations.
On June 2, 2025, a purported shareholder class action complaint captioned Lucas Deslande v. Fortrea Holdings Inc., et al., No 1:25-cv-04630 was filed in the U.S. District Court for the Southern District of New York, naming the Company and certain of its current and former officers as defendants. The complaint alleged that defendants made omissions and misrepresentations to investors that they claimed violated certain securities laws. The Construction Industry Laborers Pension Fund and City of Pontiac Reestablished General Employees Retirement System were appointed as lead plaintiffs on September 3, 2025, filed an amended complaint on November 10, 2025, and the Company filed a motion to dismiss the amended complaint on January 28, 2026. On September 28, 2026, the court granted the Company’s motion to dismiss in full, and dismissed the claims against the Company and the named individuals with prejudice.
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

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
9.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.001 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.001 per share. There were no preferred shares outstanding as of September 30, 2026 and December 31, 2025.
Stockholder Rights Plan
On June 11, 2025, the Company’s Board of Directors adopted a limited duration stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, on June 11, 2025, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.001 per share, of the Company (the “Common Shares”) outstanding on June 23, 2025 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Shares”) at a price of $50.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.
The Rights Agreement expired in accordance with its terms at the close of business on June 10, 2026.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(163.8)	$(5.3)	$(0.9)	$(170.0)
Current quarter foreign exchange adjustments	(25.9)	—	—	(25.9)
Unrealized gain on derivative instruments	—	—	0.4	0.4
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Tax effect of adjustments	—	—	(0.1)	(0.1)
Balance at March 31, 2026	(189.7)	(5.3)	(0.4)	(195.4)
Current quarter foreign exchange adjustments	(1.3)	—	—	(1.3)
Unrealized gain on derivative instruments	—	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Tax effect of adjustments	—	—	(0.1)	(0.1)
Balance at June 30, 2026	(191.0)	(5.3)	(0.2)	(196.5)
Current quarter foreign exchange adjustments	(4.7)	—	—	(4.7)
Unrealized gain on derivative instrument	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Tax effect of adjustments	—	—	—	—
Balance at September 30, 2026	$(195.7)	$(5.3)	$—	$(201.0)

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
10.    INCOME TAXES
For the three months ended September 30, 2026 and 2025, the Company recognized income tax (benefit) expense of $(4.2) and $(12.8), respectively, which resulted in effective tax rates of 116.7% and 44.6%, respectively. The effective tax rate for the three months ended September 30, 2026 was higher than the Company’s statutory tax rate primarily due to the favorable tax impact of the geographic mix of non-U.S. earnings, partially offset by valuation allowance, non-deductible compensation expenses, and withholding taxes on 2026 non-U.S. earnings that are not permanently reinvested. For the three months ended September 30, 2025, the Company’s effective tax rate was higher than the Company’s statutory tax rate primarily due to an increase in the Company’s U.S. operating losses partially offset by non-deductible compensation expenses, Base Erosion and Anti-Abuse Tax (“BEAT”), an increase in valuation allowance and withholding taxes for 2025 non-U.S. earnings that are not permanently reinvested.
For the nine months ended September 30, 2026 and 2025, the Company recognized income tax (benefit) expense of $19.1 and $6.3, respectively, which resulted in effective tax rates of (111.7)% and (0.7)%, respectively. The effective tax rate for the nine months ended September 30, 2026 was lower than the Company’s statutory tax rate primarily due to an increase in valuation allowance, non-deductible compensation expenses and withholding taxes for 2026 non-U.S. earnings that are not permanently reinvested. For the nine months ended September 30, 2025, the Company’s effective tax rate was lower than the Company’s statutory tax rate primarily due to impairment of goodwill that has no tax benefit, non-deductible compensation expenses, BEAT, an increase in valuation allowance and withholding taxes for 2025 non-U.S. earnings that are not permanently reinvested.

INDEX

FORTREA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
11.    STOCK COMPENSATION PLANS
The Company granted 0.3 and 2.6 restricted stock units, respectively, during the three and nine months ended September 30, 2026 with weighted average grant date fair values of $17.12 and $11.33 per share. The Company granted 0.1 and 1.0 performance stock units, respectively, during the three and nine months ended September 30, 2026 with weighted average grant date fair values of $18.98 and $12.45 per share.
Total stock-based compensation expense and the associated income tax benefits recognized by the Company in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct costs	$7.1	$17.2	$23.4	$46.0
Selling, general and administrative expenses	4.9	5.1	12.6	13.6
Total stock compensation expense	$12.0	$22.3	$36.0	$59.6

Income tax benefits	$1.6	$3.1	$5.5	$8.5

12.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2026	2025
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$60.7	$74.1
Income taxes, net of refunds	12.8	15.2
Disclosure of non-cash investing activities:
Change in accrued property, plant and equipment	0.5	—
13.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2026 and 2025. The segment information is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Fortrea Chief Executive Officer has been identified as the CODM.
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
Segment operating income for the three and nine months ended September 30, 2026 and 2025 is reconciled to loss before income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$691.5	$701.3	$2,006.2	$2,062.9
Less:
Pass through costs	267.2	280.0	747.9	796.2
Direct costs	284.8	298.5	855.9	891.3
Selling, general and administrative expenses	94.6	96.9	278.0	306.6
Depreciation	5.5	4.8	15.7	14.8
Segment operating income	39.4	21.1	108.7	54.0
Corporate costs not included in segment operating income	9.2	10.0	28.5	49.5
Amortization	14.5	14.8	43.7	43.9
Goodwill and other asset impairments	—	—	—	797.9
Restructuring and other charges	0.7	4.9	10.1	21.7
Operating income (loss)	15.0	(8.6)	26.4	(859.0)
Interest expense	(20.2)	(22.6)	(58.6)	(68.2)
Foreign exchange gain (loss)	1.3	(2.6)	14.5	(28.1)
Other, net	0.3	5.1	0.6	7.9
Loss before income taxes	$(3.6)	$(28.7)	$(17.1)	$(947.4)
14.    SUBSEQUENT EVENTS
On October 19, 2026, the Company acquired the Early Phase Services division of Worldwide Clinical Trials, which consists of clinical pharmacology and bioanalytical laboratory operations, for aggregate purchase consideration of approximately $45.0, subject to customary purchase price adjustments, with $41.0 payable at closing and the remaining $4.0 payable as deferred consideration following the completion, expiration, or termination of certain transition services (with any unpaid amounts of the deferred consideration payable no later than the twelve-month anniversary of the closing date). The Company paid approximately $39.0 in cash at closing using available cash on hand, subject to further adjustment based on customary purchase price adjustments.
The acquisition, which will be accounted for as a business combination, is expected to expand the Company’s early clinical development capabilities and capacity, including dedicated bioanalytical laboratory capabilities. Due to the recent acquisition date, the Company has not yet completed the valuation analyses necessary to determine the fair values of the assets acquired and liabilities assumed. Accordingly, a preliminary purchase price allocation has not been provided.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in the “Risk Factors” Section of our Form 10-K, as filed with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things: our dependence on third parties generally to provide services critical to our businesses; our ability to successfully implement our business strategies and execute our long-term value creation strategy; the possibility that Delaware law, our organizational documents, our stockholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover; risks and expenses associated with our international operations including but not limited to currency fluctuations and trade policies; anticipated benefits of our acquisition of the Early Phase Services division of Worldwide Clinical Trials; our customer or therapeutic area concentrations; our adoption and use of technology within our business and the risks that we may not be able to capture the anticipated benefits of such technology or that such technology may have negative effects; the outcome and impact of pending or future litigation; any deterioration in the macroeconomic environment, particularly within the pharmaceutical and biotechnology industries, which could lead to defaults or cancellations by our customers; the risk that our backlog and net new business may not grow to the extent we anticipate over a specified period of time, that such measures may not be indicative of our future revenues and that we might not realize all of the anticipated future revenue reflected in our backlog; our ability to generate sufficient net new business awards, or the risk that net new business awards are delayed, terminated, reduced in scope, or fail to go to contract; the risk that we may underprice our contracts, overrun our cost estimates, or fail to receive approval for, or experience delays in documentation of change orders; and other factors described in the Form 10-K and from time to time in documents that we file with the SEC.

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
Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts contain early termination provisions that typically require notice periods ranging from 30 to 90 days. We adjust backlog for foreign currency fluctuations and exclude from backlog amounts that have been recognized as revenue in our statements of operations. Our backlog was $7.3 billion as of September 30, 2026. During the quarter, in addition to ordinary course cancellations and scope reductions contracted during the period, we reduced backlog by approximately $558 to reflect the cumulative impact of estimated changes in scope and study delivery requirements across our customer contracts. The adjustment was not driven by any recent material customer communication and is not expected to have a material impact on our near-term revenue expectations.
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

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2026 compared with Three and Nine Months Ended September 30, 2025
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance. The Company defines organic growth as the change in revenues and direct costs excluding the year over year impact of foreign currency translation.
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$691.5	$701.3	(1.4)%	$2,006.2	$2,062.9	(2.7)%
The Company’s revenues for the three months ended September 30, 2026 were $691.5, a decrease of 1.4% from revenues of $701.3 in the corresponding period in 2025. The change in revenues was due to a decrease in organic revenues of 1.4%, driven by lower clinical development revenues, resulting primarily from lower pass through costs, as well as lower demand for our functional service provider business, which more than offset revenues from net new business. These decreases were partially offset by an increase in our clinical pharmacology business, including higher pass through costs.
The Company’s revenues for the nine months ended September 30, 2026 were $2,006.2, a decrease of 2.7% from revenues of $2,062.9 in the corresponding period in 2025. The change in revenues was due to a decrease in organic revenues of 3.1%, partially offset by favorable foreign currency translation of 0.4%. The 3.1% decrease in organic revenues was due to lower clinical development revenues, resulting primarily from lower pass through costs, as well as lower demand for our functional service provider business, which more than offset revenues from net new business. These decreases were partially offset by an increase in our clinical pharmacology business, including higher pass through costs.
Direct Costs, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Direct costs	$552.0	$578.6	(4.6)%	$1,603.9	$1,690.2	(5.1)%
Direct costs as a % of revenues	79.8%	82.5%		79.9%	81.9%
Direct costs consist primarily of payroll and related benefits for project-related employees, reimbursable expenses (pass through costs), information technology costs, and other direct costs.
Direct costs decreased 4.6% during the three months ended September 30, 2026 as compared with the corresponding period in 2025. The change in direct costs was due to a decrease in organic direct costs of 4.5% and favorable foreign currency translation of 0.1%. Direct costs decreased as a percentage of revenues to 79.8% during the three months ended September 30, 2026 as compared to 82.5% in the corresponding period in 2025. The 4.5% decrease in organic direct costs was primarily due to lower pass through and stock-based compensation costs, as well as lower personnel costs, including the benefit of restructuring actions. These decreases were partially offset by a year over year increase in variable compensation expense and the impact of merit wage increases.

Direct costs decreased 5.1% during the nine months ended September 30, 2026 as compared with the corresponding period in 2025. The change in direct costs was due to a decrease in organic direct costs of 6.1%, partially offset by unfavorable foreign currency translation of 1.0%. Direct costs decreased as a percentage of revenues to 79.9% during the nine months ended September 30, 2026 as compared to 81.9% in the corresponding period in 2025. The 6.1% decrease in organic direct costs was primarily due to lower pass through and stock-based compensation costs, as well as lower personnel costs, including the benefit of restructuring actions. These decreases were partially offset by a year over year increase in variable compensation expense and the impact of merit wage increases.
Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative expenses	$103.8	$106.8	(2.8)%	$306.4	$353.4	(13.3)%
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, information technology costs, other facility charges, advertising and promotional expenses, administrative travel and credit loss provisions.
Selling, general and administrative expenses decreased by 2.8% during the three months ended September 30, 2026 as compared with the corresponding period in 2025. The decrease was primarily due to lower personnel costs, including the benefit of restructuring actions, as well as lower credit loss provisions. These decreases were partially offset by a year over year increase in variable compensation expense and the impact of merit wage increases.
Selling, general and administrative expenses decreased by 13.3% during the nine months ended September 30, 2026 as compared with the corresponding period in 2025. The decrease was primarily due to lower information technology and personnel costs, including the benefit of restructuring actions, as well as lower credit loss provisions. These decreases were partially offset by a year over year increase in variable compensation expense and the impact of merit wage increases.
Depreciation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Depreciation expense	$5.5	$4.8	14.6%	$15.7	$14.8	6.1%
The change in depreciation expense for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, was not significant.
Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Amortization of intangibles and other assets	$14.5	$14.8	(2.0)%	$43.7	$43.9	(0.5)%
The change in amortization of intangibles and other assets for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, was not significant.

Goodwill and Other Asset Impairments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Goodwill and other asset impairments	$—	$—	nm	$—	$797.9	nm
There were no goodwill and other asset impairments for the three and nine months ended September 30, 2026. Goodwill impairment for the three and nine months ended September 30, 2025 was $— and $797.9, respectively. The impairment for the nine months ended September 30, 2025 was specific to the Clinical Development reporting unit.
Restructuring and Other Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Restructuring and other charges	$0.7	$4.9	(85.7)%	$10.1	$21.7	(53.5)%
The decline in restructuring expense for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, was primarily due to the planned progression of the Company’s restructuring programs, which resulted in lower restructuring charges.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest expense	$20.2	$22.6	(10.6)%	$58.6	$68.2	(14.1)%
The decrease in interest expense for the three and nine months ended September 30, 2026, as compared with the corresponding periods in 2025, was due to lower average debt outstanding during the first three quarters of 2026, driven by the repurchase of $75.7 of senior secured notes in 2025 and no borrowings on the revolving credit facility during the first three quarters of 2026, as well as lower effective interest rates on term loan A and term loan B.
Foreign Exchange Gain (loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Foreign exchange gain (loss)	$1.3	$(2.6)	(150.0)%	$14.5	$(28.1)	(151.6)%
The change in foreign exchange gain (loss) for the three and nine months ended September 30, 2026 compared to the foreign exchange gain (loss) for three and nine months ended September 30, 2025, was primarily due to the fluctuations in the U.S. Dollar against the British Pound and Euro.
Other, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Other, net	$0.3	$5.1	(94.1)%	$0.6	$7.9	(92.4)%

The decline in other, net for the three and nine months ended September 30, 2026, as compared with the corresponding periods in 2025, was primarily due to income recognized in the prior-year periods related to services provided under transition services agreements that terminated in 2025, as well as accretion income associated with contingent consideration from the Enabling Services divestiture which was received in 2025.
Income Tax (Benefit) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax (benefit) expense	$(4.2)	$(12.8)	$19.1	$6.3
Income tax (benefit) expense as a % of loss before tax	116.7%	44.6%	(111.7)%	(0.7)%
For the three months ended September 30, 2026, the Company's effective tax rate was 116.7% compared to 44.6% for the corresponding period in 2025. For the nine months ended September 30, 2026, the Company's effective tax rate was (111.7)% compared to (0.7)% for the corresponding period in 2025. The fluctuations in the quarter-to-date and year-to-date periods were primarily due to goodwill impairment with no associated tax benefit and BEAT for the three and nine months ended September 30, 2025 and the impact of valuation allowance primarily related to expected interest deductibility limitations for the three and nine months ended September 30, 2026.
Liquidity, Capital Resources and Financial Position
The Company manages cash flow to fund and invest in operational growth, capital expenditures, and credit facility repayments. In connection with the Spin, we incurred indebtedness in an aggregate principal amount of $1,640.0, which consists of borrowings under senior secured term loan facilities and senior secured notes. We have also entered into a senior secured revolving credit facility, which consists of a five-year facility in the principal amount of up to $450.0 as further discussed in Note 6, “Debt” to our condensed consolidated financial statements. As of September 30, 2026, there was no balance outstanding on the Company’s revolving credit facility and there were $2.3 in letters of credit issued under the letter of credit sublimit, resulting in $447.7 available for borrowing. The maximum revolver borrowing outstanding was $— and $138.0 during the nine months ended September 30, 2026 and 2025, respectively.
On May 6, 2024, we entered into a three-year $300.0 accounts receivable securitization program (the “Receivables Facility”). Under this program, Fortrea Inc. conveys receivable balances to a wholly-owned, bankruptcy-remote special purpose entity, which in turn, may sell receivables to a third-party financial institution in exchange for cash. As of September 30, 2026, the Company had sold $300.0 of receivables, which were derecognized from the Company’s consolidated balance sheet.
On February 24, 2026, we amended our Receivables Facility, which had been scheduled to terminate on May 6, 2027. The amended Receivables Facility is scheduled to terminate on February 23, 2029, unless terminated earlier pursuant to its terms.

On October 19, 2026, we completed the acquisition of the Early Phase Services division of Worldwide Clinical Trials for aggregate purchase consideration of approximately $45.0, subject to customary purchase price adjustments, with $41.0 payable at closing and the remaining $4.0 payable as deferred consideration following the completion, expiration, or termination of certain transition services (with any unpaid amounts of the deferred consideration payable no later than the twelve-month anniversary of the closing date). We paid approximately $39.0 in cash at closing using available cash on hand, subject to further adjustment based on customary purchase price adjustments.
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
Cash Flows for the Nine months ended September 30, 2026 and 2025
In summary, the Company’s cash flows were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used for) operating activities	$72.7	$(15.6)
Net cash (used for) provided by investing activities	(23.3)	21.9
Net cash used for financing activities	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	7.1
Net change in cash and cash equivalents	$46.0	$12.8
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2026 and 2025 totaled $220.6 and $131.3, respectively. Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have maturities when purchased of three months or less.
Cash Flows from Operating Activities
During the nine months ended September 30, 2026, the Company’s operations provided $72.7 of cash as compared to $15.6 of cash used by operations during the nine months ended September 30, 2025. The increase in cash provided of $88.3 for the nine months ended September 30, 2026 was primarily due to an improvement in net loss excluding non-cash income and expense items, as well as a decrease in cash used for accounts payable and interest. These cash increases were partially offset by a decrease in cash received from accounts receivable and prepaid expenses and other assets, as well as higher use of cash for accrued expenses.
Cash Flows from Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2026 was $23.3 as compared to net cash provided by investing activities of $21.9 for the nine months ended September 30, 2025. The $45.2 increase in net cash used for investing activities for the nine months ended September 30, 2026 was primarily due to receipt of the first and second milestone payments related to the sale of the Enabling Services segment during the nine months ended September 30, 2025 and a period over period increase in capital expenditures. Capital expenditures were $25.3 and $17.7 for the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures for the nine months ended September 30, 2026 were 1.3% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company also intends to continue to pursue selective investments in key therapeutic areas, business areas and geographies to drive growth and to improve efficiency of the Company's operations. Such expenditures are expected to be funded by cash flow from operations.

Cash Flows from Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2026 was $— compared to cash used for financing activities of $0.6 for the nine months ended September 30, 2025. Cash used for financing activities for the nine months ended September 30, 2025 was not significant.
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
Foreign Currency Exchange Rates
Approximately 17.1% and 15.5% of our revenues for the nine months ended September 30, 2026 and 2025, respectively, were denominated in currencies other than the U.S. dollar (“USD”). Our financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting our condensed consolidated financial results. In the nine months ended September 30, 2026 and the year ended December 31, 2025, the most significant currency exchange rate exposure was the Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have increased or decreased our operating income for the nine months ended September 30, 2026 by approximately $45. Gross currency translation adjustments recorded as a separate component of stockholders’ equity were $(31.9) and $113.1 for the nine months ended September 30, 2026 and September 30, 2025, respectively. We do not have significant operations in countries in which the economy is considered to be highly inflationary.

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
In particular, we face the market risks associated with interest rate movements on our variable rate debt. We entered into a variable-to-fixed interest rate swap with respect to some of our floating rate debt in August 2023. At September 30, 2026, we had $572.0 outstanding related to our variable rate debt. Excluding the impacts from any outstanding or future variable-to-fixed interest rate swap transactions, a hypothetical 1% increase in interest rates would result in increased interest expenses of $5.7. We expect to continue to be exposed to an element of market risk from changes to interest rates, including on any refinancing of debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures. See Note 6, “Debt” to the condensed consolidated financial statements.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.
On October 23, 2026, the Company’s Management Development and Compensation Committee (“MDCC”) approved a modification to the compensation of Anshul Thakral, the Company’s Chief Executive Officer, to entitle Mr. Thakral to reimbursement for costs associated with his use of private aviation in an amount up to 50 flight hours per year (capped at $300,000 per year). There is no tax gross-up for any imputed income in connection with this aviation benefit.
Also on October 23, 2026, the MDCC agreed to a modification with Jason Knoblauch, the Company’s Chief Financial Officer, of his offer letter dated June 22, 2026, the material terms of which were disclosed in a Current Report on Form 8-K filed with the SEC on June 26, 2026 (the “Form 8-K”). In exchange for the Company indemnifying Mr. Knoblauch for legal fees related to claims brought by his prior employer and the lapse of forfeiture provisions relating to compensation from his prior employer, Mr. Knoblauch waived his entitlement to the cash inducement award of $1,250,000 previously disclosed in the Form 8-K.
Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	Offer letter,effective as of July 6, 2026, between Fortrea Holdings Inc. and Jason Knoblauch.		10-Q	001-41704	10.1	29-Jul-26
10.2	Employee Transition Agreement and General Release, dated as of July 14, 2026, between Fortrea Holdings Inc. and Jill McConnell.	X
10.3	Consulting Agreement, dated as of September 8, 2026, between Fortrea Holdings, Inc. and Jill McConnell.	X
10.4	Offer letter, dated as of July 27, 2026, between Fortrea Holdings Inc. and David Smith.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fortrea Holdings Inc.

By:	/s/ Jason Knoblauch
Name:	Jason Knoblauch
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: October 29, 2026